Form 10-Q
period 1995-09-30
SUNSHINE MINING & REFINING CO
filed 1995-11-06
CIK 833376

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


  [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 30, 1995

                                       OR

  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For The Transition Period From __________________to___________________

                         Commission File Number 1-10012

                     SUNSHINE MINING AND REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           75-2231378
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



                  877 W. Main, Suite 600, Boise, Idaho  83702
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


      Registrant's telephone number including area code (208) 345-0660
                                                       ----------------

--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X   No
                                                             ---      ---

                                                 Number of Shares Outstanding
Title of Each Class of Common Stock                   at October 30, 1995
------------------------------------                ------------------------
   Common Stock, $.01 par value                             193,071,928

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)





                    ASSETS

                                                   September 30,1995             December 31,1994
                                                 --------------------          --------------------
Current assets:
   Cash and cash investments                   $               18,993        $               26,581
   Silver bullion                                               8,987                         8,408
   Accounts receivable                                          2,013                           416
   Inventories   (Note 2)                                       1,698                         3,151
   Marketable securities                                           39                         1,097
   Other current assets                                         1,455                         1,367
                                                 --------------------          --------------------

      Total current assets                                     33,185                        41,020

Property, plant and equipment, at cost                        138,002                       137,798
  Less accumulated depreciation,
    depletion and amortization                                (69,113)                      (66,390)
                                                 --------------------          --------------------
                                                               68,889                        71,408

Investments and other assets                                    3,415                         4,229
                                                 --------------------          --------------------


                    Total assets               $              105,489        $              116,657
                                                 ====================          ====================


           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)




LIABILITIES  AND  STOCKHOLDERS'  EQUITY

                                                                       September 30,1995              December 31,1994
                                                                   ------------------------         --------------------
Current liabilities:
  Accounts payable                                                                      719                          435
  Accrued expenses                                               $                    1,804       $                2,048
                                                                   ------------------------         --------------------

      Total current liabilities                                                       2,523                        2,483

Long-term debt                                                                        1,519                        1,519
Accrued pension and other postretirement benefits                                     6,561                        6,811
Other long-term liabilities and deferred credits                                      5,440                        5,436

Stockholders' equity:
  Cumulative redeemable preferred stock--
    aggregate redemption value:
      September 30, 1995 - $126,071
      December 31, 1994 - $119,675                                                   81,928                       80,707
  Common stock--$.01 par value;
    400,000 shares authorized; shares issued:
      September 30, 1995 -  196,726
      December 31, 1994 - 196,659                                                     1,967                        1,967
  Paid-in capital                                                                   623,325                      623,181
  Deficit                                                                          (617,737)                    (605,410)
                                                                   ------------------------         --------------------
                                                                                     89,483                      100,445
                                                                   ------------------------         --------------------
  Less treasury stock, at cost:
     3,664 shares                                                                        37                           37
                                                                   ------------------------         --------------------
                                                                                     89,446                      100,408

                        Total liabilities and
                             stockholders' equity                $                  105,489       $              116,657
                                                                   ========================         ====================


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1995  AND  1994
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                    QUARTER                          NINE MONTHS
                                                         -------------------------------   ---------------------------------
                                                             1995             1994             1995              1994
                                                          -----------      -------------    ------------      --------------
Operating revenues                                       $      5,149     $        5,009   $      13,178     $        12,492
Costs and expenses:
   Cost of sales                                                4,233              4,977          14,203              12,035
   Depreciation, depletion
      and amortization                                          1,047                970           2,724               3,232
   Exploration                                                  1,702                563           4,045               1,408
   Selling, general and
      administrative expense                                    1,386              1,393           4,263               4,114
   Curtailment gain on postretirement benefits
      other than pensions (Note 3)                               -                -                 -                 (6,936)
                                                          -----------      -------------    ------------      --------------
                                                                8,368              7,903          25,235              13,853
                                                          -----------      -------------    ------------      --------------
Operating income (loss)                                        (3,219)            (2,894)        (12,057)             (1,361)
Other income (expense):
   Interest income                                                291                363           1,024                 792
   Interest expense                                              (232)              (322)           (575)               (953)
   Other, net                                                     260                 25             502                 830
                                                          -----------      -------------    ------------      --------------
                                                                  319                 66             951                 669
                                                          -----------      -------------    ------------      --------------

Net income (loss)                                              (2,900)            (2,828)        (11,106)               (692)

Preferred dividend requirements                                (2,500)            (2,591)         (7,617)             (7,902)
                                                          -----------      -------------    ------------      --------------

Income (loss) applicable to common shares                $     (5,400)    $       (5,419)  $     (18,723)    $        (8,594)
                                                          ===========      =============    ============      ==============
Income (loss) per common share                           $     ($0.03)    $       ($0.03)  $      ($0.10)    $        ($0.05)
                                                          ===========      =============    ============      ==============
Weighted average common
    shares outstanding                                        193,059            189,072         193,031             184,188
                                                          ===========      =============    ============      ==============

                           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1995  AND  1994
                                 (In Thousands)
                                  (Unaudited)

                                                                                 1995                           1994
                                                                  -------------------          ----------------------
Cash used by operating activities:
  Net loss                                                       $            (11,106)         $                 (692)

  Adjustments to reconcile loss from operations
    to net cash used by operations:
      Depreciation, depletion and amortization                                  2,724                           3,232
      Exploration Expenditures                                                  4,045                           1,408
      Curtailment gain on postretirement benefits                               -                              (6,936)
      Realized and unrealized (gains) losses on
         marketable equity securities                                            (134)                         -
      Issuances of common stock for interest
         on Silver Indexed Bonds and other                                        143                             379

      Net (increase) decrease in:
        Silver bullion                                                           (579)                            102
        Accounts receivable                                                    (1,597)                           (751)
        Inventories                                                             1,453                          (2,252)
        Other assets and deferred charges                                         148                             (63)
      Net increase (decrease) in:
        Accounts payable and accrued expenses                                      40                          (1,331)
        Accrued pension and other postretirement benefits                        (250)                             79
        Other liabilities and deferred credits                                      4                            (415)
                                                                  -------------------          ----------------------
    Net cash used by operations                                                (5,109)                         (7,240)
                                                                  -------------------          ----------------------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment and
        exploration expenditures                                               (4,249)                         (1,512)
  Proceeds from investments                                                     1,770                              52
                                                                  -------------------          ----------------------
    Net cash provided by investing activities                                  (2,479)                         (1,460)
                                                                  -------------------          ----------------------

Cash provided by financing activities:
  Issuance of common stock (Note 4)                                             -                              29,735
  Decrease in restricted cash                                                   -                                 236
  Principal repayments and retirements of long-term debt                        -                                (305)
                                                                  -------------------          ----------------------
    Net cash provided by financing activities                                   -                              29,666
                                                                  -------------------          ----------------------

Increase (decrease) in cash and cash investments                               (7,588)                         20,966
Cash and cash investments, January 1                                           26,581                           4,304
                                                                  -------------------          ----------------------

Cash and cash investments, September 30                          $             18,993          $               25,270
                                                                  ===================           =====================
Supplemental cash flow information -
  Interest paid in cash                                          $                146          $                  329
                                                                  ===================           =====================

                           See accompanying notes.

                    SUNSHINE MINING AND REFINING COMPANY

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                             September 30, 1995


 1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the September 1995 presentation. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1994.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                                            September 30         December 31
                                                                               1995                 1994
                                                                            ------------         -----------
 Precious Metals Inventories:
    Work in process                                                          $     723             $   2,241
    Finished goods                                                                 256                   173
 Materials and supplies inventories                                                719                   737
                                                                             ---------             ---------

                                                                             $   1,698             $   3,151
                                                                             =========             =========

3.       CURTAILMENT GAIN

         During the first nine months of 1994, the Company recognized a curtailment gain of $6.9 million due to the termination of certain employee postretirement medical benefits. See "Management's Discussion and Analysis of Financial Condition."

4.       COMMON STOCK OFFERING

         During the first nine months of 1994, the Company realized net proceeds of $30.1 million from a Rights Offering of Units to its stockholders. See "Management's Discussion and Analysis of Financial Condition."

                     SUNSHINE MINING AND REFINING COMPANY

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations for the
                Nine Months Ended September 30, 1995 and 1994

LIQUIDITY AND CAPITAL RESOURCES

         As the price of silver since 1985 has been only slightly in excess of, or less than, the Company's cash cost to produce an ounce of silver, the Company's operations have not been able to generate cash flow sufficient to cover its costs of exploration, research, general and administrative expenses, and interest, as well as non-cash charges such as depreciation, depletion, and amortization. Until such time as the price of silver increases significantly or higher production is achieved at a lower cost, the Company will continue to generate a negative cash flow from operations. However, the Company had approximately $30.7 million of working capital, including approximately $28.0 million of cash and silver bullion held for investment at September 30, 1995. These balances are deemed adequate to fund the Company's expected cash requirements for several years.

         The Company anticipates capital expenditures in its existing operations over the next twelve months to be approximately $1 million. If the Company successfully develops new reserves in the West Chance Area of the Sunshine Mine, as presently anticipated, capital expenditures would increase by approximately $4 million. Exploration expenditures for the first nine months of 1995 totaled approximately $4.0 million, and are anticipated to continue at a comparable rate for the next twelve months.

Preferred Stock

         The dividend on Sunshine's $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (the "Preferred Stock") has neither been declared nor paid since December 31, 1990. Given current silver prices, the Company does not expect any resumption of dividends in the foreseeable future. Dividends are cumulative. The amount of aggregate redemption value disclosed on the balance sheet includes $40 million in dividends in arrears.

         The Certificate of Designation of Rights and Preferences (the "Certificate") governing the Preferred Stock prohibits partial redemptions while dividends are in arrears. Therefore, the Company has not made annual redemptions of approximately 808 thousand shares of the Preferred Stock since 1991.

         Pursuant to the Certificate, the Company may make dividend payments and redemptions of the Preferred Stock using cash or by issuing shares of its common stock valued in accordance with a specified formula. There are no penalties for the Company failing to make dividend payments or partial redemptions.

         The Company recently announced that it had reached agreements with each of the three largest holders of Preferred Stock on the terms of a transaction which would result in the conversion of the entire outstanding issue (approximately 7,166,000 shares) of Preferred Stock into common stock of the Company. If completed pursuant to the terms of the agreements, the transaction would eliminate the Preferred Stock and extinguish all dividend arrearages, redemption requirements, and other rights of the Preferred Stock.

         The terms of the transaction provide for Sunshine to be merged with and into its wholly-owned subsidiary, Sunshine Merger Company, after the approval by the holders of a majority of the outstanding shares of the Preferred Stock voting as a class and the holders of a majority of the outstanding shares of common stock voting as a class. The three holders who have agreed to support the transaction hold approximately 25% of the Preferred Stock outstanding.

         After the merger, the subsidiary would immediately change its name to Sunshine Mining and Refining Company. Pursuant to the terms of the merger, each common share of Sunshine would automatically become a common share of the new company, and each Preferred share would be converted to (a) newly-issued shares of common stock, the quantity to be determined by a formula, and (b) either .9 shares of common stock for each Preferred share, or, at the option of the Preferred holder, two warrants to purchase common stock.

         The Company has filed Proxy Prospectus materials with the Securities and Exchange Commission (the "SEC") and expects to mail the Prospectus to shareholders after the SEC review process is completed.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first nine months of 1995 was $5.1 million compared to $7.2 million in the first nine months of 1994. Cash operating losses increased in the first nine months of 1995 by $1.7 million. This is offset by changes in working capital components, principally inventories.

         Approximately $2.5 million of cash was used by investing activities in the first nine months of 1995 compared to $1.5 million in the 1994 period. The $1.0 million increase was primarily due to increased exploration expenditures of $2.6 million partially offset by the sale of certain marketable securities.

         Cash provided by financing activities was $30 million in the first quarter of 1994 as a result of the Company's Rights Offering. There was no cash provided by financing activities in the first nine months of 1995.

Other

         Beginning in 1996 the Company will be subject to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company's current method of accounting for permanent impairment of its mining properties is consistent with the provisions of SFAS No. 121.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

         Consolidated operating revenues increased approximately $140 thousand for the third quarter of 1995 compared to the third quarter of 1994 due to mark to market increases on work in process inventories and investment bullion during the quarter ($730 thousand increase in the third quarter of 1995 compared to $669 thousand increase in the same period in 1994), and an increase in by-product revenues.

         Cost of sales decreased $744 thousand (15%) (from $5.0 million in the third quarter of 1994 to $4.2 million in the third quarter of 1995) due to lower unit production costs. Unit production costs decreased primarily due to increases in silver production from 1994 to 1995 (571 thousand ounces produced from 29,056 tons at 20.27 ounces per ton in 1995 versus 469 thousand ounces from 25,599 tons at 18.92 ounces per ton in 1994). Production in the third quarter more nearly approximates production objectives during this exploration period.

         Exploration expense increased $1.1 million (202%) for the third quarter of 1995 compared to the same period in 1994 in keeping with the Company's plan to increase exploration spending at the Sunshine mine and as well as other sites in Arizona, Colorado, Argentina, and Peru.

         Depreciation, depletion and amortization increased approximately $77 thousand. Higher depletion expense is a result of higher production figures in the quarter.

THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

         Consolidated operating revenues increased approximately $686 thousand (5.5%) for the first nine months of 1995 compared to the first nine months of 1994 due to higher sales volume (2.0 million ounces in the first nine months of 1995 compared to 1.9 million ounces in the same period of 1994) due to the inventory drawdown discussed below.

         During the first quarter of 1995 the Company suspended operation of its silver refinery. As a result, the Company began selling silver and copper concentrate to a third-party smelter instead of refining silver bullion and copper metal for sale to commercial and industrial customers. This resulted in a shorter processing time before sales recognition, causing a drawdown of work-in-process inventories versus an inventory buildup in the first nine months of 1994. Cost of sales increased $2.2 million from the first nine months of 1995 compared to 1994, due to this drawdown in inventories and an increase in unit production costs. Unit production costs increased primarily due to declines in silver production from 1994 to 1995 (1.3 million ounces produced from 79,025 tons at 17.46 ounces per ton in 1995 versus 1.6 million ounces from 78,655 tons at 21.44 ounces per ton in 1994). Mine production declined due to a reduction in mill head grades as a result of extensive underground development activities. Additionally, the operation experienced earlier than expected mineout and adverse mining conditions in many of the mine's productive stopes. Production levels have been improving gradually since April, and the third quarter production more nearly approximates production objectives during this exploration period.

         Exploration expense increased $2.6 million (187%) for the first nine months of 1995 compared to the same period in 1994 in keeping with the Company's plan to increase exploration spending at the Sunshine mine and as well as other sites in Arizona, Colorado, Argentina, and Peru.

         Depreciation, depletion and amortization declined by approximately $508 thousand. Lower depletion expense is a result of lower production figures in the nine month period.

         Interest income increased by $232 thousand (29.3%) due to higher cash balances after the Company's rights offering in March 1994.

         Interest expense was reduced $378 thousand (39.7%) due to the reduction of approximately $8 million (84%) in the aggregate principal amount of debt outstanding in the first quarter of 1994.

         Sunshine's net income in 1994 included a $6.9 million gain on the curtailment of certain postretirement medical benefits for certain of its employees and retirees.

                     SUNSHINE MINING AND REFINING COMPANY

                         PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 By letter dated July 17, 1995, Sunshine and Sunshine Precious Metals, Inc. ("SPMI"), its wholly owned subsidiary, were notified that they have been identified by the United States Department of the Interior, Fish and Wildlife Service, as PRPs for alleged natural resource damage in the Coeur d'Alene Basin. The letter further served as notice that the Department of the Interior intends to bring suit against Sunshine, SPMI and other identified PRPs to recover natural resource damages under CERCLA. The Department of Interior has not set forth any amount of damages. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May, 1986, bars these claims.

ITEM 2.          CHANGES IN SECURITIES

                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None

ITEM 5.          OTHER INFORMATION

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                           99.1 Agreement between Sunshine and Elliott Associates, L.P. dated October 19, 1995 ("ELLIOTT") whereby ELLIOTT agrees to vote all of its shares of Preferred Stock for the proposed merger of Sunshine and its wholly owned subsidiary.

                           99.2    Agreement between Sunshine and Grace
                                   Holdings, L.P. dated October 23, 1995
                                   ("GRACE") whereby GRACE agrees to vote all of its shares of Preferred Stock for the proposed merger of Sunshine and its wholly owned subsidiary.

                           99.3 Agreement between Sunshine and Lloyd I. Miller, III dated October 20, 1995 ("MILLER") whereby Miller agrees to vote all of his shares of Preferred Stock for the proposed merger of Sunshine and its wholly owned subsidiary.

                           27      Financial Data Schedule.

                 (b)      Reports on Form 8-K

                          None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                  SUNSHINE MINING AND REFINING COMPANY




Dated:  November 6, 1995                   By: /s/ William W. Davis
                                              --------------------------------
                                              William W. Davis
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Chief Accounting Officer

                               INDEX TO EXHIBITS


Exhibits                           Description
--------                           -----------
  99.1    Agreement between Sunshine and Elliott Associates, L.P. dated October
          19, 1995  ("ELLIOTT") whereby ELLIOTT agrees to  vote all of its shares of
          Preferred Stock  for the proposed merger of Sunshine and its  wholly owned subsidiary.

  99.2    Agreement between Sunshine and Grace Holdings, L.P. dated October 23,
          1995  ("GRACE") whereby GRACE agrees to vote all  of its shares of Preferred
          Stock for the proposed merger of Sunshine and its wholly owned subsidiary.

  99.3    Agreement between Sunshine and Lloyd I. Miller, III dated October 20,
          1995  ("MILLER") whereby Miller agrees to vote  all of his shares of Preferred
          Stock for  the proposed merger of Sunshine and its wholly owned subsidiary.

  27      Financial Data Schedule.
