Form 10-K405
period 1995-12-31
SUNSHINE MINING & REFINING CO
filed 1996-03-13
CIK 833376

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
                 TO

             ------------------------------------------------------

COMMISSION FILE NO. 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
             (Exact name of registrant as specified in its charter)


                DELAWARE                                 75-2231378
      (State or other jurisdiction              (IRS Employer Identification
    of incorporation or organization)                      Number)

      877 W. MAIN STREET, SUITE 600                         83702
              BOISE, IDAHO                               (Zip Code)
          (Address of principal
           executive offices)

              Registrant's telephone number, including area code:
                                 (208) 345-0660

          Securities registered pursuant to Section 12(b) of the Act:


                  TITLE OF EACH CLASS                    ON WHICH REGISTERED
                  -------------------                    -------------------
             Common Stock, $0.01 par value             New York Stock Exchange

   Convertible Subordinate Reset Debentures Due July   New York Stock Exchange
                       15, 2008

                 Cumulative Redeemable                 New York Stock Exchange
           Preferred Stock, $1.00 par value
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

 Warrants, expiring March 9, 1999, for the purchase of one share of Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the #egistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                    [X]


                                                        (Continued on next page)

                                                  (Continued from previous page)

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant at March 11, 1996, was $265,260,408. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

         TITLE OF EACH CLASS                 NUMBER OF SHARES OUTSTANDING
           OF COMMON STOCK                         at March 11, 1996
           ---------------                         -----------------

    COMMON STOCK, $0.01 PAR VALUE                     193,096,660

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Sunshine Mining and Refining Company's Definitive Proxy Statement for its Annual Meeting to be held in June 1996 (Part III).

                      ================================

                                     PART I


1.       BUSINESS.

GENERAL

         Sunshine, through its principal subsidiary, Sunshine Precious Metals, Inc. ("SPMI"), owns and operates the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho. The Sunshine Mine began operations in 1884 and has produced in excess of 340 million ounces of silver since that time. The mine also produces significant amounts of copper, lead and antimony as by-products. The Sunshine Mine and Refinery Complex consists of the Sunshine Mine, a 1,000-ton-per-day concentrator, an antimony refinery, a silver refinery and associated facilities. These facilities form an integrated operation which can produce refined silver with 99.99% purity. The silver refinery has a capacity to recover up to 8 million ounces of silver and 4 million pounds of copper annually.

         SPMI estimates that, as of January 1, 1996 the proven and probable ore reserves at the Sunshine Mine were 1,429,855 tons of ore, at a weighted average grade of 21.5 ounces per ton silver, containing 30,810,360 ounces of silver of which SPMI's share is approximately 97%. Significant portions of the Sunshine Mine remain unexplored and undeveloped, and the Company is presently actively exploring one such area, the West Chance.

         The Company's earnings are directly related to the price of silver, which has been depressed since 1985. As a result, the Company has reported operating losses and negative cash flow from operations for the last ten years. In response to low silver prices, in June 1991 the Company curtailed its annual silver production from approximately 1,000 tons of ore per day to approximately 450-500 tons of ore per day. At low silver prices, curtailed operations result in lower aggregate operating losses and cash requirements than either full operations or the maintenance and holding costs associated with a complete mine shutdown. However, production costs per ounce of silver increased as a result of the curtailment.

          The Company is actively exploring to develop new production sources to achieve positive earnings and cash flow. As a result of exploration of previously undeveloped areas of the Sunshine Mine and the successful testing of a trackless mining method in the Sunshine Mine, the Company has recently accelerated its development program at the Sunshine Mine, and is planning to return the mine to full production by the end of 1996. The Company has also initiated exploration programs at locations other than the Sunshine Mine in an attempt to develop new sources of reserves and cash flow. As a result, the Company is presently active in exploration projects in Argentina, Peru, and Colorado. Of particular significance are recent developments at the Company's newly acquired property, Pirquitas, in Argentina where surface drilling and underground sampling is encountering significant silver values supporting previous estimates of a large disseminated silver resource.

         Exploration at the Sunshine Mine is currently focused on an area called the West Chance, where the Company has identified at least two new vein systems. Production is taking place on two levels in those systems at the present time. Two more production levels are being constructed and will be in place at the end of 1996, which will be developed using trackless mining methods.

          The total proven and probable reserves developed as of January 1, 1996, in the West Chance area total 192 thousand tons at an average grade of 23 ounces per ton, containing a total of 4.4 million ounces of silver. High-grade drill intercepts into the vein system outside of the presently defined reserve blocks indicate the presence of significant additional mineralization. Only a small portion of the potential ore body has been explored at this time.

         Through the use of specially built low profile front-end loaders, commonly referred to as LHD (Load-Haul-Dump) units, those vein systems can now be accessed more quickly, mined more productively, and at lower cost than the Company's traditional mining methods. Sunshine successfully tested the use of LHD units in 1995. As a result of the demonstrated success of these LHD units, and the expected additions to production from the West Chance area in 1996, the Company anticipates silver production to increase from approximately 1.7 million ounces in 1995 to between 2.7 and 3.2 million ounces in 1996, as the production at the mine ramps up.

         The Company is also studying the potential for the LHD units to economically reopen, at current silver prices, the presently inactive eastern portion of the Sunshine Mine. Production was curtailed in this portion of the mine in June of 1991 when the Company went to its reduced operating plan. In 1995, the Company acquired the Consolidated Silver property adjacent to this portion of the mine. The property includes the underground working of the Silver Summit mine with its principal shaft located approximately 8500 feet due east of the Sunshine Mine's Jewell shaft and extended to a depth of 5400 feet. The Silver Summit mine serves as a secondary access to the Sunshine Mine and provides the potential for an additional access to the eastern portion of the Sunshine Mine.

         The Company is also engaged in exploration in Argentina and Peru. Both are highly prospective geologic regions. Argentina, due to political and economic problems in this century, has not had the necessary investment in exploration to evaluate and develop fully its mineral potential. Peru, a major mining area since colonial times, had, until recent years, seen investments in mine maintenance and development decline due to political and economic chaos. Both countries are presently pursuing foreign investment, particularly in mining, and have apparently stable, democratically elected governments. Sunshine believes that the current political and economic environment is conducive to foreign mining investment. Accordingly, the Company has recently opened exploration and development offices in Mendoza, Argentina and in Lima, Peru.

          In Argentina, the majority of the Company's exploration work in 1996 will focus on the evaluation of Pirquitas, which the Company believes hosts a very large disseminated silver resource. See "BUSINESS - OTHER EXPLORATION PROJECTS - PIRQUITAS." In Peru, many previously nationalized properties are being returned to the private sector through a privatization process. The Company will be actively pursuing certain properties in future privatizations in Peru. In addition, the Company believes its metallurgical technology may have application in Peru to restart certain inactive properties whose ores contain elevated levels of arsenic and antimony.

         On October 19, 1995, the Board of Directors of Sunshine approved the proposed merger of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company would be the surviving entity. The purpose of the proposed merger is to retire all of Sunshine's outstanding $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (the "Preferred Stock"). The proposed merger requires approval by the holders of a majority of the outstanding Common Stock, par value $.01 (the "Common Stock") and Preferred Stock, voting separately as a class. A special meeting of Stockholders, at which the proposed merger will be considered, will be held on March 29, 1996 at 10:00 a.m. at the principal executive office of the Company. The combined proxy statement/prospectus, together with the form of proxy, with respect to this special meeting were first mailed to Stockholders on February 9, 1996.

         For information regarding Sunshine's business, certain classes of products or services and sales to certain significant customers of Sunshine, see Notes 10 and 11 of Notes to Consolidated Financial Statements included elsewhere herein.

         Sunshine is incorporated under the laws of the state of Delaware and maintains its principal executive offices at 877 West Main Street, Suite 600, Boise, Idaho 83702.

SILVER SUPPLY, DEMAND, AND PRICES

         According to studies published by the Silver Institute in its World Silver Survey and/or by CPM Group (precious metal industry consultants), approximately 837 million ounces of silver surplus to the market's needs were generated in the period from 1979 to 1989. These surpluses were generated in response to high silver prices, which, in constant 1995 dollars, averaged approximately $18.88 per ounce in the eleven year period from 1974 to 1984, inclusive. As a result, demand for silver dropped significantly, and supplies increased during the period, resulting in production of surplus silver. However, according to these same sources, since 1990 demand for silver has exceeded supply, with the surplus inventory satisfying the production shortfalls. The availability of this inventory has contributed to the continuing low price of silver, which, for the eleven years from 1985 through 1995 averaged approximately $6.50 (in constant 1995 dollars), and in the six years ending 1995 averaged approximately $4.93 (in constant 1995 dollars).

         According to industry data, the cumulative deficits in the silver market from 1990 to 1995 has totaled more than 550 million ounces, with projections for the deficit in supplies to the market to continue. The deficit in 1995 has been estimated at between 150 to 200 million ounces by CPM Group, and the projection for the 1996 deficit is in the same range. This data suggests to the Company that, if deficits to the market continue in the 150 million ounce per annum range, the cumulative deficit since 1990 would approximately equal the 837 million ounce surpluses previously generated by approximately the fourth quarter of 1997.

         The Company believes that as the silver market approaches this point, it will be more difficult for the deficits which are being accumulated to be supplied from above-ground stocks, and that the silver price will be forced to increase in response, and that such an increase could be significant.

OPERATIONS

THE SUNSHINE MINE AND REFINERY COMPLEX

         The Sunshine Mine and Refinery Complex located in the Coeur d'Alene Mining District near Kellogg, Idaho, is comprised of the Sunshine Mine, a 1,000-ton-per-day concentrator, an antimony refinery, a silver refinery and associated facilities. The facility is an integrated operation which can produce refined silver with 99.99% purity.

         SPMI owns or maintains substantially all of the mining claims comprising the Sunshine Mine. Electrical power from a local utility is utilized in the Sunshine Mine and Refinery Complex. The facilities are in good and operable condition. Access to the property is by paved roads maintained by the county.

          The Sunshine Mine is a primary silver-producing underground mine which began operations in 1884 and has produced approximately 340 million ounces of silver since that time. Mining operations are currently focused at depths from 3,100 feet to 4,600 feet although the Mine's workings extend to 5,600 feet.

         The ore extracted from the Sunshine Mine is introduced to the 1,000-ton-per-day flotation concentrator, which produces two concentrates, a high-grade silver concentrate which is transferred to the antimony refinery for antimony removal, and a lead concentrate which is shipped directly to a smelter for further processing.

         After antimony removal, the silver concentrate can be either transferred to the silver refinery for recovery of silver and copper, or sold to a commercial smelter. Factors which influence Sunshine's decision to refine its products internally or sell them to a smelter include levels of production, costs of reagents and available smelter contract terms. The refinery was designed and built to recover up to 8.0 million ounces of silver from concentrates annually. The refinery has also processed dore' metal (an impure alloy of silver, gold and other metals) produced by third parties. The refinery produced approximately 2.7 and 2.5 million ounces of fine silver in 1994 and 1993, respectively, including approximately 813,000 and 426,000 ounces of custom material. As a result of the low level of through-put in recent years, the silver refinery operations have become less efficient than optimum. Therefore, in 1995, Sunshine temporarily suspended operations at the silver refinery until higher levels of through-put are achievable either through increased production from the Sunshine Mine or through the reopening of other mines in the district. Until the refinery reopens, Sunshine will sell its silver-copper concentrates to a nearby smelter for processing. Suspension of refinery operations is not expected to have a material impact on Sunshine's results of operations or cash flows.

         To minimize cash used by operations, the Sunshine Mine adopted a curtailed operating plan on June 1, 1991, reducing annual production from approximately 1,000 tons per day to approximately 450-500 tons per day. At present silver prices, curtailed mining operations result in lower aggregate operating losses and cash requirements than either full operations or maintenance and holding costs associated with a complete mine shutdown.

          Ore and metals produced during 1995, 1994 and 1993, respectively, were as follows:

                                                               1995           1994        1993
                                                               ----           ----        ----
            Tons of Ore  . . . . . . . . . . . . . . . . .    101,240       107,056      100,441
            Metals Recovered:
                 Ounces of Silver  . . . . . . . . . . . .  1,731,714     2,079,290    2,298,155
                 Pounds of Copper  . . . . . . . . . . . .    731,312       826,058      770,616
                 Pounds of Antimony  . . . . . . . . . . .    578,062       474,271      587,137

         These metals were recovered from ore containing an average of 17.66,
20.08 and 23.49 ounces of silver per ton, in 1995, 1994 and 1993, respectively. Production levels in 1993 and in 1994 were adversely affected by rock burst activity in areas of major production.

         Proven and probable ore reserves at the Sunshine Mine, as estimated by its in-house technical personnel at January 1, 1996, were as follows:(1)

         Tons of Ore   . . . . . . . . . . . . . . . . . . .      1,429,855
         Metals Contained:
              Ounces of Silver   . . . . . . . . . . . . . .     30,810,000
              Pounds of Copper   . . . . . . . . . . . . . .     11,166,242
--------------

(1) Includes mining dilution but is not reduced for estimated metallurgical recovery of 97%. The weighted average ore grades are
         21.5 ounces per ton silver and .4% copper.

         During the three years ended December 31, 1995, the Sunshine Mine accounted for all of the Company's silver production, and approximately 85% of the Company's silver reserves at December 31, 1995. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

EXPLORATION ACTIVITIES AT THE SUNSHINE MINE

         Significant portions of the Sunshine Mine remain unexplored and undeveloped. Accordingly, given the nature of the mine's ore bodies, it is believed that the proven and probable reserves set forth above do not necessarily represent all of the economic mineralization (ore) which may be recovered from the mine.

         Historically, the largest ore bodies discovered in the Sunshine Mine have been the Sunshine and Chester Vein systems, which have produced a total of 205 million ounces. Three other major veins have produced approximately 60 million ounces. Production from some of these areas began as early as 1884 and all still contain ore reserves, some of which are being mined today.

         The Company's geologic staff has analyzed certain unexplored areas of the Sunshine Mine and believe the West Chance area contains geologic characteristics analogous to the Sunshine and Chester Vein systems. This analysis of unexplored areas included an analysis of structural and stratigraphic controls responsible for developing the silver- rich tetrahedrite siderite veins.

         The West Chance area exploration program is being carried out primarily from underground workings. The West Chance vein was initially delineated by drifting operations on the 4200 Level between March 1992 and May 1993. The 4200 Level drift was advanced nearly due west from the mine's No. 12 shaft for a distance of 3,550 feet, exposing a heavily mineralized siderite vein in excess of 800 feet in length in a previously unexplored area of the Sunshine Mine. Core drilling from stations south of the drift established vein continuity above, as well as below the 4200 Level. The exploration program has expanded to five additional Levels beyond the 4200 Level and continues to delineate the vein system between the 2700 and 4600 Levels. Drifting west from the Jewell Shaft on the 3700, 3100, and 2700 Levels provides direct access to the vein system on these Levels.

         Parallel and adjacent to the West Chance structure is a footwall vein system. The initial stope cut (I-drift) exposed two very high-grade veins above the 4400 Level and below the 4200 Level. This cut from the 44-CF4 raise has delineated an ore body consisting of a narrow vein system with vein widths from a few inches to nearly two feet. Reserves in the 44-CF4 are estimated to be approximately 700,000 ounces, contained in 16,400 tons at an average grade of 43 ounces per ton. Preliminary drilling suggests that additional sub-parallel mineralized structures may be present.

         The 3100 level drift, commenced in the latter part of 1993, has been completed after driving 3100 feet and remains approximately 250 feet from the Sunshine Mine western property boundary. Two stopes, 31-E9 and 31-E10, have been developed and commenced production in September and November, 1995. Close spaced core drilling of the E10 ore block and initial I-drifting of the E9 block has delineated an ore reserve of 131,000 tons containing 2,800,000 ounces of silver with an average grade of 21.3 ounces per ton.

         Three drill stations have been constructed on the 3100 Level, and drilling from these stations above and below the level is continuing.

         Two new drifts on the 2700 foot and 3700 foot Levels were commenced in July/August of 1995. Based on values recovered from drill intercepts and the demonstrated success of LHD mining methods, the Company expects significant production increases in the areas between the 2700 and 3700 Levels upon the completion of the drifts and ramp development in late 1996 and early 1997.

         The Company has also drilled five exploration holes from the surface into the West Chance to determine if the vein extends into the areas nearer the surface. No mineralization in the West Chance area was encountered in this effort, which has been discontinued.

         At January 1, 1996, total reserves confirmed by the Company's efforts in the West Chance area total approximately 4.4 million ounces of proven and probable silver with mine grades of 23 ounces of silver per ton of ore.

         Although the Company's drilling program and drifting operations have yielded encouraging results to date, including samples containing significant ore concentrations, the Company's exploration program in the West Chance area is still considered to be in the preliminary stage. No assurance can be given that significant ore bodies of a consistent high grade will be discovered and available for profitable commercial production.

OTHER EXPLORATION PROJECTS

PIRQUITAS

         The Company acquired the Pirquitas property, located in the Jujuy province of northwest Argentina, in November, 1995 for $1.7 million. Pirquitas is Argentina's largest historic producer of silver and tin, producing 27 million ounces of silver and 20 thousand tonnes (metric tons) of tin from its underground workings from 1936 to 1990. Historic production was confined to a system of closely-spaced sheeted veins. The property has been inactive since 1990.

         Initial results of the drilling and sampling program at the newly acquired Pirquitas property in northwest Argentina is confirming evidence of a large disseminated silver and tin ore body, that could be developed by standard low-cost open pit techniques.

         A 1992 report on the property, supported by extensive underground sampling data, estimated a resource of some 39 million short tons containing
3.50 to 5.25 ounces of silver per ton and between 0.2 and 0.4% tin, for a total contained metal content of 134 to 202 million ounces of silver and between 154 and 308 million pounds of tin

(equivalent to 2.9 to 4.9 million ounces of gold at current prices). The same report also suggested the potential for the area to host significantly greater tonnages of similar mineralization.

         Work is currently underway to verify previously reported grades and establish ore reserves. The first part of this program is expected to be completed by mid-year. Selected assay results for the first three reverse circulation drill holes from surface, shown on the cross-section on the following page, are as follows:

     Drill Hole    Interval     Length       Silver Assay      Tin Assay
     ----------    --------     ------       ------------      ---------
     AR-1 P        305-440      135 ft.       9.3 oz/ton        0.69%
     AR-2 P        105-463      358 ft.      18.1 oz/ton        0.55%
     AR-3 P        230-358      128 ft.       9.3 oz/ton        0.24%

         In addition to the above drill results, the Company has received assays from the re-sampling of certain workings located above the water level in the mine, also shown on the cross-section. While initially not expected to be heavily mineralized, areas of considerable length contain significantly higher values than anticipated, as described below:

            Adit           Length       Silver Assay      Tin Assay
            ----           ------       ------------      ---------
            Oploca-2        62 ft.      42.9 oz/ton       0.85%
            Oploca-2        98 ft.       5.1 oz/ton       0.07%
            Potosi-2       125 ft.       6.0 oz/ton       0.12%

         Because of the better than expected results of this initial drilling and sampling work, the Company is very encouraged about the property's potential to host an ore deposit of more than 130 million ounces of silver and 150 million pounds of tin. The underground workings of the mine are now being dewatered and are being re-sampled as they become accessible to verify the data supporting the 1992 report. Underground core drilling to test for mineralization below the limits of the surface drilling will commence shortly thereafter.

         The Company will conduct metallurgical testing on sample material recovered from underground. Additional work is planned to determine optimum extraction methods, but the Company anticipates that, should development proceed, it could develop the deposit using low cost open pit methods. A significant amount of work remains to define processing economics and to determine if the material can be recovered economically.

         The Pirquitas property will receive the bulk of the Company's exploration emphasis away from the Sunshine Mine in 1996, with a budget of approximately $2 million allocated to evaluate the property.

                               RC DRILL PROGRAM
                           PIRQUITAS FEBRUARY, 1996

                                   SUNSHINE
                                ARGENTINA, INC.

                                     [MAP]

REVENUE-VIRGINIUS

         The Revenue-Virginius project is located eight miles southwest of the town of Ouray in southwestern Colorado. Primarily an underground silver property, it also contains values in gold, base metals and antimony in narrow veins in volcanics. Sunshine controls the property by virtue of a mining lease which calls for minimal property payments and work commitment, with a sliding scale net smelter revenue royalty to the owner based on silver price. The property currently reports reserves of over five million ounces of silver, with excellent potential existing for expanding this figure.

MISHKI

         Sunshine was recently chosen as the successful bidder on the Mishki property, located about 115 miles northwest of Arequipa in Southern Peru. Mishki is a former producing underground gold mine and currently reports a resource of some 100,000 ounces in narrow, high grade veins. Sunshine has the right to purchase the property at any time during a three-year period from Minera Peru for $1.0 million, during which time certain work requirements will have to be met. An underground exploration program is planned for the property.

HUEMULES

         The Huemules project is located 17 miles northwest of the town of Esquel, Province of Chubut, in southern Argentina. Included in the large land position (25,700 acres) is an underground gold property which has produced a small quantity of very high grade ore in the past from veins in volcanics. The project is a joint venture with an Argentine company and requires that Sunshine spend $2.1 million over three years to earn a 50% interest in the joint venture. Trenching and drilling conducted by Sunshine in 1994 has uncovered previously unknown gold-bearing structures with ore- grade mineralization, and the results of this work are presently being evaluated. Sunshine has spent approximately $1 million on the project to date.

RINCONADA

         The Rinconada project is located near the town of the same name, Province of Jujuy, in northern Argentina. The property is a gold exploration project with significant past production from both placer and vein workings. Potential is believed to exist here for a large, open pit as well as a high grade underground vein deposit. The central portion of the property is controlled by way of a three-year, $300,000 purchase option with the owner. Sunshine also holds two concessions adjacent to this central parcel. Detailed geological mapping and sampling work followed by initial drilling is planned.

OTHER EXPLORATION IN ARGENTINA AND PERU

         Sunshine has obtained seven additional concessions in Argentina it believes could host economic gold mineralization. Four of these, Cerro Choique, Loma Blanca, Don Gregorio and Maria Sol are located in Rio Negro Province. Two concessions, Abra Rabon and Abra Huacar are located in Jujuy Province, while one known as Cobre is located in Salta Province. Evaluation work is currently being conducted on these concessions, which cover a total of approximately 121,700 acres.

         In Peru, the Company is aware of properties scheduled for privatization in 1996, on which it has an interest in bidding. It is also evaluating other previously producing properties which have been inactive due to lack of access to capital and technology. Both privatizations and reopening other inactive properties may present significant turnaround opportunities.

         In addition to exploration at the Sunshine Mine, the Company expects to spend approximately $5 million annually for exploration in Peru, Argentina and other exploration projects, in 1996 and 1997.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." REFINING TECHNOLOGY

         Numerous ore bodies worldwide contain antimony and arsenic which, due to environmental concerns, often must be removed before shipment to a smelter for processing or the ore will be subject to significantly increased processing costs. The Company possesses patented technology to safely remove these materials, and in the case of antimony, to produce a marketable product. The Company believes this technology may give it an advantage as a joint venture partner in such mining operations. The Company is presently evaluating mining projects which would make use of this technology in Peru.

MARKETING

         The Company's primary product can be either refined silver which is sold to industrial customers or precious metals dealers, or silver-copper and lead concentrates which are sold to smelters. Prices received for refined silver are based on market prices at the time of shipment. Prices received for the silver-copper concentrate are based on prices for silver and copper during a quotational period shortly after shipment. The Company bases its decisions on whether to refine its products internally or sell them to a smelter based on internal production costs versus available smelter contract terms. The Company's refined antimony and copper products are generally marketed directly to industrial customers. See Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

OTHER BUSINESS AND REGULATORY FACTORS

         The Company's precious metals operations are intensely competitive and subject to risks and regulations inherent in and applicable to mining generally and the precious metals industry specifically. Competition in the precious metals mining industry, and particularly the silver mining industry, is very volatile. The market for gold and silver is international and there is no significant marketing advantage in domestic production versus international production. No single source of silver is significant to the world market, and many of the principal sources of silver as a primary metal have been forced to close as a result of continued low silver prices over the past several years. As a result, the largest sources of silver are presently gold, copper, lead, and zinc mines which produce silver as a by- product.

         In connection with its mining and other operations, the Company is subject to a variety of extensive and changing federal, state and local laws, regulations and ordinances. These laws and regulations control exploration and mining and the actual and potential effects of the Company's activities on the environment, which directly and indirectly affect the operations of the Company and could result in potential liability to the Company. No material effect on the Company is currently anticipated from compliance with any such provisions or controls.

ENVIRONMENTAL AND SAFETY MATTERS

         In connection with its operations and properties, the Company is subject to extensive and changing federal, state and local laws, regulations and ordinances governing health and safety and the protection of the environment, including, without limitation, laws and regulations relating to air and water quality, mine reclamation, waste handling and disposal, the protection of certain species and the preservation of certain lands. These environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities. These laws and regulations may also limit or prohibit activities on certain lands lying within a wilderness area, wetland area, area providing habitat for certain species or other protected area. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue in the future. The operations and activities of the Company require compliance with such laws, regulations and ordinances.

         One example of an environmental law affecting the Company is the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"). CERCLA imposes liability (without regard to fault) on certain categories of persons for response and certain costs related to releases of hazardous substances at a facility into the environment, and for liability for natural resource damages. Liability under CERCLA is strict and generally is joint and several. In addition to CERCLA, similar state or other laws and regulations may impose the same or even broader liability for discharges, releases, or the mere presence of certain substances into and in the environment. For a discussion of potential liability under CERCLA at specific sites, see "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS." Another example of an environmental law that affects the Company is the federal Resource Conservation and Recovery Act ("RCRA"), which is the primary federal statute governing the management of solid wastes and which includes stringent regulation of solid waste that is considered hazardous waste. The Company's operations generate solid wastes, including certain mining waste streams. Currently, certain solid wastes generated from particular activities related to the extraction and processing of ores and minerals are excluded from regulation as hazardous wastes under RCRA.

         The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's operations, or may cause material changes or delays in the Company's intended activities. Currently, the Company does not expect to incur any material capital expenditures associated with environmental regulations (such as expenditures for relevant control facilities) during the fiscal year 1996. See
Note 9 of Notes to Consolidated Financial Statements included elsewhere herein; and "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS." The

Company also does not anticipate any material effect from compliance with environmental, health, and safety laws, regulations and ordinances.

EMPLOYEES

         At December 31, 1995 Sunshine and its subsidiaries, including SPMI, employed approximately 240 persons; 217 of whom are located at the Kellogg facilities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

2. PROPERTIES.

         The information regarding the properties of Sunshine is set forth under Item 1. Business, above, and in the Notes to Consolidated Financial Statements included in Part II hereof.

3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         The EPA has identified the Company and SPMI as Potentially Responsible Parties ("PRPs") at one site and SPMI as a PRP at another site under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), alleging that the Company and SPMI at one site and SPMI at the other site arranged for the disposal of hazardous substances. One of the sites is located in Kellogg, Idaho and the other site is located in Spokane, Washington.

         The EPA has named the Company and SPMI as PRPs at the Bunker Hill Superfund Site in Kellogg, Idaho ("Bunker Hill"). Bunker Hill is on EPA's National Priorities List under CERCLA. During 1990 and 1991, the Company and other PRPs, without admitting liability, funded soil removal and remediation programs at the site. The Company's share of these programs totaled approximately $239,000.

         EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the "Smelter Area") and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville and Pinehurst, Idaho encompassed by the Site (the "Residential Areas"). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to take approximately seven years and the Company estimates its (including SPMI's) share (12.4%) of the remediation costs will be approximately $3 million, of which approximately $1.2 million has been spent through December 31, 1995.

         On November 17, 1994, the United States District Court for the District of Idaho entered a Consent Decree containing the terms of this agreement. The liability for remediation costs under the consent decree is joint and several. Thus, if any other settling party or parties does not comply with the consent decree, the exposure for the Company and SPMI could increase proportionately. The parties have reserved their claims and defenses with respect to natural resource damages, except for the State of Idaho which has agreed that its claim has been settled.

         On July 31, 1991, the Coeur d'Alene Indian Tribe (the "Tribe") filed an action in the United States District Court, District of Idaho against the Company and seven other Bunker Hill Superfund Site PRPs seeking a declaratory judgment that the Tribe has five years in which to file a natural resource damage claim under CERCLA against the PRPs and others or, alternatively, for damages in an unspecified amount resulting from the loss, destruction or injury to natural resources allegedly caused by the defendants. The Company believes that a settlement by SPMI of all natural resources claims with the State of Idaho in May 1986 bars the Tribe's action.

         On October 30, 1992, the United States District Court for the District of Idaho issued an Order of Administrative Termination in the Tribe's action. The case was administratively terminated because of the court's ruling in a prior action that the State of Idaho has title to the beds and banks of all navigable water courses and that the Tribe had no claim thereto. The decision in the prior action between the State of Idaho and the Tribe, which was adverse to the Tribe, was appealed to the Ninth Circuit Court of Appeals, which affirmed in part and reversed in part the decision of the district court. The Tribe's action against Sunshine, however, remains administratively terminated.

         By letter dated July 17, 1995, Sunshine and SPMI were notified that they have been identified by the United States Department of the Interior, Fish and Wildlife Service, as PRPs for alleged natural resource damage in the Coeur d'Alene Basin. The letter further served as notice that the Department of the Interior intends to bring suit against Sunshine, SPMI and other identified PRPs to recover natural resource damages under CERCLA. The Department of Interior has not set forth any amount of damages. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May, 1986, bars these claims.

         The second site where EPA has identified SPMI as a PRP under CERCLA is the Spokane Junkyard Site near Spokane, Washington. In November 1988, the EPA notified SPMI that it is a PRP at that site. The EPA has documented the threatened release of hazardous substances at the site and has initiated response actions under CERCLA.

         The Company does not believe that the designation of SPMI as a PRP at the Spokane Junkyard Site will have a material impact on the Company's results of operations and financial condition or on its liquidity or capital resources. SPMI does not believe it will be required to pay any clean-up costs at the Spokane Junkyard Site. No records of SPMI have been discovered by it or the EPA showing SPMI ever sent any material to the site. The EPA's designation of SPMI as a PRP was based on the oral statement of a former employee at the junkyard that sometime in the 1940's or 1950's, he recalled a SPMI truck on the site. To date, the EPA has not filed any action against SPMI or the Company in relation to the Spokane Junkyard Site.

OTHER LITIGATION

         On January 25, 1995, a complaint was filed against the Company in The United States District Court for the District of Delaware by Grace Holdings, L.P., a major holder of the Company's Preferred Stock, alleging that the rights issued incident to the Company's rights offering were an impermissible distribution or dividend under the Certificate of Designation, Rights, and Preferences (the "Certificate") governing the Preferred Stock. Grace Holdings, L.P. alleges damages of $3 million. The Company believes that the rights issued were not a prohibited distribution or dividend under the terms of the Certificate, and that the complaint is without merit. Grace Holdings, L.P. has agreed with the Company that this litigation will be dismissed, with prejudice, upon consummation of the proposed merger. (See, ITEM 1. BUSINESS, above.)

         On March 29, 1995, a similar complaint was filed against the Company in Delaware Chancery Court, New Castle County, by Harbor Finance Partners, a Colorado Partnership, requesting class action status and alleging that the rights and warrants issued incident to the Company's rights offering were an impermissible distribution or dividend under the Certificate. Harbor Finance seeks injunctive relief to compel the Company to pay dividends to holders of Preferred Stock and to otherwise comply with the Certificate, and to prohibit any further distribution to holders of Common Stock. The Company believes that the rights and warrants issued were not a prohibited distribution or dividend under the terms of the Certificate, and that the complaint is without merit. Grace Holdings, L.P., Elliott Associates, L.P., and Lloyd J. Miller, III, the three largest holders of Preferred Stock, have agreed not to join, participate in nor benefit from this lawsuit if the proposed merger is consummated. (See, Item 1. Business, above.) On February 16, 1996, the Court ordered this action stayed pending resolution of the Grace Holdings, L.P. litigation.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Sunshine's fiscal year ended December 31, 1995.

                                    PART II

5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Sunshine's Common Stock is listed for trading on the New York Stock Exchange (symbol "SSC"). Sunshine currently does not pay cash dividends on its Common Stock and has not paid any since the third quarter of 1981. At March 11, 1996, Sunshine had approximately 27,000 holders of record of its Common Stock. On March 11, 1996, the closing price of the Common Stock price as reported on the New York Stock Exchange, Inc. composite transactions was $1.375.
         The following table sets forth the range of high and low sales prices for the Common Stock as reported on the New York Stock Exchange, Inc., composite tape for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.



                            1995 QUARTERS           1994 QUARTERS
                          ----------------------------------------
                           HIGH        LOW         HIGH        LOW
                          ----------------------------------------
1st Quarter                2          1 1/2       3 1/8      1 3/4
------------------------------------------------------------------
2nd Quarter               2 3/8       1 3/4       2 1/4      1 5/8
------------------------------------------------------------------
3rd Quarter               2 1/8       1 5/8       2 1/2      1 1/2
------------------------------------------------------------------
4th Quarter               1 7/8       1 1/4       2 1/2      1 5/8
------------------------------------------------------------------

         Sunshine's $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (the "Preferred Stock") is also traded on the New York Stock Exchange (symbol "SSC Pr") with high and low sales prices as reported on the New York Stock Exchange, Inc., composite tape during 1995, of $10.375 and $6.375, respectively. At March 11, 1996, Sunshine had approximately 2,600 holders of
record of its Preferred Stock.   The Company's common stock purchase warrants
are traded on the NASDAQ National Market System (symbol "SILVW") with high and low sales prices as reported by NASDAQ during 1995 of $1.063 and $.50.

         The indenture governing Sunshine's outstanding Convertible Subordinated Reset Debentures due July 15, 2008, imposes certain restrictions on Sunshine's ability to declare or pay cash dividends and make certain distribution on its capital stock (including Sunshine's Common Stock). Pursuant to these restrictions, at December 31, 1995, the Company was prohibited from paying cash dividends on shares of its Common Stock and its Preferred Stock.

6. SELECTED FINANCIAL DATA.

         The following table sets forth summary historical financial information of Sunshine as of the dates and the periods set forth in the table below. All amounts are in thousands, except price and production statistics and per share amounts.

                                                 ------------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                    1995          1994(4)      1993(3)      1992(2)      1991
                                                -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Operating revenues  . . . . . . . . . . . . .       $16,534       $17,412     $17,581      $12,926      $13,344
Loss from continuing operations . . . . . . .       (15,483)      (4,923)     (28,611)     (40,261)     (39,917)
Loss before extraordinary item and
   cumulative effect of change in
   accounting principle   . . . . . . . . . .       (15,483)      (4,923)     (28,611)     (40,664)     (40,128)
Net loss  . . . . . . . . . . . . . . . . . .       (15,483)      (4,923)     (42,257)     (13,372)     (40,128)
Loss applicable to common shares  . . . . . .       (25,572)     (15,383)     (53,077)     (24,860)     (52,721)
Loss per common share:
   Continuing operations  . . . . . . . . . .          (.13)        (.08)        (.25)        (.44)        (.47)
   Extraordinary item   . . . . . . . . . . .           ---          ---         (.09)         .33          ---
   Cumulative effect of change in
      accounting principle  . . . . . . . . .           ---          ---          ---         (.10)         ---
   Net loss   . . . . . . . . . . . . . . . .          (.13)        (.08)        (.34)        (.21)        (.47)
Weighted average common shares  . . . . . . .       193,044      185,634      155,383      118,740      111,258

PRICE AND PRODUCTION STATISTICS:

Average Silver prices received  . . . . . . .         $5.20        $5.29        $4.34        $3.95        $4.06
   Tons   . . . . . . . . . . . . . . . . . .       101,240      107,056      100,441      104,602      159,907
   Silver grade (ounces per ton)  . . . . . .         17.66        20.08        23.49        24.77        22.54
   Silver ounces  . . . . . . . . . . . . . .     1,731,714    2,079,290    2,298,155    2,540,363    3,495,885
Cash cost per ounce(1)(5) . . . . . . . . . .         $6.61        $5.83        $5.10        $4.40        $4.76

BALANCE SHEET DATA:

Cash and cash investments . . . . . . . . . .       $12,837      $26,581       $4,304       $4,654      $14,330
Working capital . . . . . . . . . . . . . . .        23,550       38,537       15,651       13,399       22,389
Total assets  . . . . . . . . . . . . . . . .       101,134      116,657      100,360      113,036      154,004
Long-term debt and capital lease obligations          1,519        1,519        9,493       19,669       71,012
Stockholders' equity:
   Preferred Stock  . . . . . . . . . . . . .        82,268       80,707       78,774       76,482       75,590
   Other  . . . . . . . . . . . . . . . . . .         2,814       19,701      (11,531)      (9,282)     (20,177)
Book value per common share . . . . . . . . .          (.22)        (.10)        (.26)        (.24)        (.36)
Common shares outstanding . . . . . . . . . .       193,096      192,995       168,559      146,478     115,080

________________
 (1) Cash cost per ounce includes all expenditures related to the operation of the Sunshine Mine and Refinery Complex, less any by-product revenues. Such costs include non-capital development costs, production and maintenance costs, ad valorem taxes, insurance, and postemployment benefit costs incurred on site.

         Cash costs increased in 1993 and 1994 due primarily to rock bursts at the Sunshine Mine which reduced production in each year.
(2) In 1992, the Company recorded an extraordinary gain of $38.6 million on the extinguishment of eight series of silver indexed bonds issued between 1980 and 1986 by SPMI (the "Old Silver Indexed Bonds") and an $11.3 million charge due to the cumulative effect on prior years of a change in the method of accounting for postretirement benefits other than pensions.
(3) In 1993, the Company recorded a charge of $12.5 million resulting from an induced conversion of the 8% Silver Indexed Bonds, and extraordinary losses aggregating $13.6 million resulting from redemptions of the 8% Silver Indexed Bonds. See Note 5 of Notes to Consolidated Financial Statements.
(4) In 1994, the Company recorded gains totaling $6.9 million due to the curtailment of postretirement medical benefits for certain of its employees and retirees. See Note 8 of Notes to Consolidated Financial Statements.
(5) Cash costs per ounce increased from 1994 to 1995 primarily due to a decline in silver production. Production declined due to a reduction in mill head grades as a result of extensive underground development activities and adverse mining conditions in many of the mine's productive stopes.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1995, the Company had approximately $23.5 million of working capital, including approximately $21.8 million of cash and silver bullion held for investment. While these balances are deemed adequate to fund the Company's expected cash requirements for several years, the Company, through SPMI, is making an offering conducted in Europe on a best efforts basis (the "Notes Offering") only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. It is currently anticipated that the Notes Offering will be consummated on or about March 21, 1996. SPMI anticipates that it will issue $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Notes") pursuant to the Notes Offering. The net proceeds from the Notes Offering (currently estimated to be approximately $27.25 million) will be used to fund development and exploration opportunities of the Company, and for working capital requirements of the Company.

         Set forth below are certain terms and provisions of the Notes and the Notes Offering as currently contemplated. The Notes will bear interest at 8% per annum and will mature four years after their issuance. The Notes may be exchanged at the option of the holder at any time after 40 days following the date of issuance and prior to maturity, unless previously redeemed. At any time after one year from the date of issuance and prior to maturity, SPMI may force the exchange of the Notes, in whole or in part, subject to certain restrictions. The Notes will initially be exchangeable into a specified number of shares of Common Stock of the Company at an exchange price of $1.4375 per share, subject to reset and adjustment in certain events. SPMI may redeem the Notes at any time at their principal amount if United States withholding taxes are imposed on payments in respect of the Notes.

The Notes will be guaranteed by Sunshine (and any successors thereof) and the guarantee will rank senior to all of its unsecured and subordinated obligations, including the currently outstanding Convertible Subordinated Reset Debentures due July 15, 2008. The Notes Offering is subject to certain conditions and there can be no assurance that the net proceeds set forth above will be received.

FUTURE CAPITAL AND EXPLORATION EXPENDITURES

         Subject to positive confirmation of economic mineralization in the West Chance area of the Sunshine Mine, the Company plans to return the Sunshine Mine to full production by the end of 1996. This advances the schedule about one year ahead of when the Company previously expected to return to full production. The expedited schedule is the result of the successful testing of a trackless mining method in the Sunshine Mine using specially built low profile front-end loaders commonly referred to as LHD (Load-Haul-Dump) units. Testing indicated that the cut-and-fill method utilizing LHD units allows for greater productivity and quicker reserve access than the traditional raise-up cut-and-fill mining method utilized at the Sunshine Mine.

         As a result of the expedited schedule, the Company expects to spend approximately $3.0 million in 1996 at the Sunshine Mine to acquire the necessary LHD units and develop ventilation and ore passes in the West Chance area. Additionally, $2.5 million is expected to be spent on exploration activities involving completion of the 2700 and 3700 Level Drifts, commencement of a new drift on the 2300 Level, and drilling 50,000 feet of new core drill holes into the West Chance area.

         An important assumption in the plan to return the mine to full production is that the 2700 and 3700 Level drifts will encounter significant quantities of ore grade mineralization when they reach the target areas. While assays from core drilling indicate the presence of ore-grade mineralization, there can be no assurance that the mineralization will be present in sufficient quantity or with sufficient continuity to support the return to full production in the time frame called for. In that event, certain of the capital expenditures outlined above would be delayed or canceled.

         The Company has budgeted $5 million in other exploration expenditures for 1996. Of that amount, approximately $2 million is allocated to the evaluation of the Pirquitas property in Argentina, which was purchased for $1.7 million in November, 1995. It is expected that this will allow the Company to do the necessary work to confirm or refute the presence of the large disseminated silver resource which appears to be present, and to do the necessary engineering and metallurgical testing to determine if the property can be economically placed into production. If the property is determined to be commercially viable, a significant capital expenditure, currently estimated at in excess of $50 million, will be required for development. This would require the Company to raise additional funds through debt or equity financing and/or joint venture with industry partners to develop the property. See "Business - Other Exploration Projects - Pirquitas."

EVALUATION OF RECOVERABILITY OF INVESTMENT IN SUNSHINE MINE.

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

         In order to minimize losses at the Sunshine Mine, in June of 1991 the Company reduced ore tonnage produced from the Mine to about one-half its 1,000 tons-per-day capacity. While this reduction in output has caused an increase in the per-unit cash cost of silver production due to certain fixed costs which are not variable with production, it has served to minimize the aggregate losses at the Sunshine Mine, while allowing the Company to pursue its new exploration program in the western sections of the Mine. The Company plans to return the Sunshine Mine to full production by the end of 1996.

         The Company periodically, and at least annually, evaluates its mining properties for permanent impairment based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, and recoverable reserves which management believes are reasonable based on historical silver prices and production. In constant 1995 dollars, the price of silver averaged approximately $11.66 per ounce over the 28 year period since silver has been allowed to trade on an essentially free market basis, including the most recent six-year period during which the price of silver averaged only $4.93 per ounce (in constant 1995 dollars). The Company currently believes that the price of silver will increase to a more normal historical trading range in constant dollars and that additional reserves of higher grades than have been mined recently are present in the Sunshine Mine. Accordingly, the Company does not believe it is probable that its investment in the Sunshine Mine has been permanently impaired at December 31, 1995. However, unless the price of silver increases or the cost of production per ounce is reduced, the Company will not be able to recover its investment in the Sunshine Mine.

         Beginning in 1996, the Company will be subject to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The adoption of SFAS 121 will have no impact on the Company's financial condition as the Company's methodology for evaluating its mining properties for impairment is consistent with SFAS 121.

LABOR AGREEMENTS AT THE SUNSHINE MINE

         The hourly employees at the Sunshine Mine are represented by the United Steelworkers of America (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "Unions"). Effective May 1, 1994, the Unions and SPMI entered into new six-year labor agreements. The salient features of the agreements are (1) continuation of the flexible wage scale making wages variable with silver prices, with some increase in direct hourly wages; (2) the ability of either party to reopen negotiations on wages and benefits at the end of the third year, subject to mandatory arbitration if agreement is not reached; and (3) an increase in pension benefits in exchange for the elimination of Company provided retiree medical benefits for the current work force.

         As a result of the elimination of the Company's obligation to provide retiree medical benefits for the current employees, the Company realized a gain of $6.2 million. Pursuant to the labor agreements with the Unions, this gain resulted in a profit sharing payment and related expenses for the hourly work force of approximately $675 thousand, and a net gain to the Company of $5.5 million in the first quarter of 1994. See "Results of Operations."

         The Company believes that the agreements with the Unions will result in no significant increase or decrease in its future cost of production. Union-represented employees will realize an increase in direct wages and pension benefits, but these will be largely offset by the reduction in future medical costs. The Company also believes the agreement will produce the basis for a stable working relationship with its employees for its six year term.

OTHER POSTRETIREMENT MEDICAL BENEFITS

         In the second quarter of 1994, the Company eliminated its commitment to provide postemployment retiree medical benefits for its staff employees, resulting in a net gain of $580 thousand. The commitment to provide such benefits by the Company was not contractual and was done unilaterally by the Company.

         The Company's Union retirees since 1987 have retired under bargaining agreements which limit the Company's obligation to provide postemployment medical benefits to the period of time covered under each successive bargaining agreement. These retirees were offered the option to eliminate retiree medical coverage in exchange for increased pension benefits. Of the total 36 eligible personnel, 19 elected to eliminate such coverage in exchange for the increased pension benefits, resulting in a gain to the Company of $1 million in 1994.

Preferred Stock

         The dividend on Sunshine's $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (the "Preferred Stock") has neither been declared nor paid since December 31, 1990. Given current silver prices, the Company does not expect any resumption of dividends in the foreseeable future. Dividends are cumulative. The amount of aggregate redemption value disclosed on the December 31, 1995, balance sheet includes $42.6 million in dividends in arrears.

         The Certificate governing the Preferred Stock prohibits partial redemptions while dividends are in arrears. Therefore, the Company has not made annual redemptions of approximately 808 thousand shares of the Preferred Stock since 1991. Holders of Preferred Stock are currently entitled to elect three directors to the Company's board of directors.

         Pursuant to the Certificate, the Company may make dividend payments and redemptions of the Preferred Stock using cash or by issuing shares of its Common Stock valued in accordance with a specified formula. The Company has stated that it intends to make dividend and redemption payments, when and if resumed, using shares of its Common Stock. There are no penalties for the Company failing to make dividend payments or partial redemptions.

         On October 19, 1995, the Board of Directors of Sunshine approved the proposed merger of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company would be the surviving entity. The purpose of the proposed merger is to retire all of Sunshine's outstanding Preferred Stock. The proposed merger requires approval by the holders of a majority of the outstanding Common

Stock and Preferred Stock, voting separately as a class. A special meeting of Stockholders, at which the proposed merger will be considered, will be held on March 29, 1996.

OTHER

         The Company and SPMI have been identified by the EPA as a PRP at the Bunker Hill Superfund Site and SPMI has been identified as a PRP at the Spokane Junkyard Site. The Company believes that its status as a PRP will not have a material adverse effect on its consolidated financial position or results of operations. See "Legal Proceedings - Environmental Matters" and Note 9 of Notes to Consolidated Financial Statements.

OPERATING, INVESTING AND FINANCING ACTIVITIES

         Cash used in operating activities was $6.9 million in 1995 compared with $6.5 million in 1994 and $6.1 million in 1993. The increases resulted from increases in cash operating losses of $1.0 million in 1995 and $1.9 million in 1994, which were partially offset by changes in working capital.

         Cash used by investing activities during 1995 was $6.9 million, including $6 million for exploration expenditures and $2.5 million for the acquisition of the Pirquitas property in Argentina and the ConSil property adjacent to the Sunshine Mine, offset by $2.2 million of cash proceeds from the sale of certain marketable securities. In 1994, cash used by investing activities was $2.3 million, including $1.9 million for exploration expenditures. In 1993, investing activities provided $3.7 million of cash through the liquidation of certain marketable securities, offset by investment of approximately $1 million in new plant and equipment and $1.5 million for exploration expenditures.

         Cash provided by financing activities was $31.1 million in 1994 principally as a result of the Company's rights offering. Financing activities provided $2.0 million of cash in 1993 as a result of the release of approximately $3.0 million of previously restricted cash, offset by the retirement of approximately $1.0 million of debt.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

         The Company's net loss increased $10.6 million in 1995 to $15.5 million compared with the net loss of $4.9 million in 1994. This increase resulted primarily from the $4.2 million increase in exploration expenditures pursuant to the Company's plan to increase exploration at the Sunshine Mine and other sites in Argentina, Peru and the United States, and the $6.9 million gain from curtailment of postretirement medical benefits in 1994.

         Consolidated operating revenues decreased approximately $878 thousand (5%) for 1995 compared to 1994 due to lower sales volume (2.5 million ounces in 1995 compared to 2.9 million ounces in 1994) offset by mark-to-market adjustments in the value of the Company's in-process inventories and silver bullion held for investment.

         During 1995, due to the increase in silver prices from the beginning of the year, the Company realized a mark- to-market increase of $.9 million on its silver inventories and silver bullion held for investment. In 1994, due to the decline in silver prices from the beginning of the year of $5.09 per ounce to the year end price of $4.88, the Company realized a mark-to-market writedown of $.3 million.

         During the first quarter of 1995, the Company suspended operation of its silver refinery. As a result, the Company began selling silver and copper concentrate to a third-party smelter instead of refining silver bullion and copper metal for sale to commercial and industrial customers. This resulted in a shorter processing time before sales recognition, causing a $2.4 million drawdown of work-in-process inventories. Cost of sales decreased $900 thousand in 1995 compared to 1994, due to lower sales volume of custom material (375 thousand ounces in 1995 versus 813 thousand ounces in 1994) resulting in $1.8 million reduction in cost of sales and a decrease in ounces of silver produced, partially offset by the inventory drawdowns and higher unit production costs. Unit production costs increased primarily due to declines in silver production from 1994 to 1995 (1.7 million ounces produced from 101,000 tons at 17.7 ounces per ton in 1995 versus 2.1 million ounces from 107,000 tons at 20.1 ounces per ton in 1994). Mine production declined due to a reduction in mill head grades as a result of extensive underground development activities. Additionally, the operations at the Sunshine Mine experienced earlier than expected mineout and adverse mining conditions in many of the mine's productive stopes.

         Depreciation, depletion, and amortization declined by approximately $555 thousand as a result of lower production in 1995.

         Interest income increased by $202 thousand (18%) due to higher cash balances after the Company's rights offering in March, 1994.

         Interest expense was reduced $409 thousand (34%) due to the reduction of approximately $8 million (84%) in the aggregate principal amount of debt outstanding in the first quarter of 1994.

         Other, net declined $416 thousand due to a $1.0 million gain from a litigation settlement in 1994, partially offset by $.6 million gain on sale of marketable securities in 1995.

1994 COMPARED TO 1993

         The Company's net loss decreased $37.3 million in 1994 to $4.9 million compared with $42.2 million in 1993. This decrease resulted primarily from the $12.5 million charge for the loss associated with the modified "put" terms of the 8% Silver Indexed Bonds which were offered to induce conversion of the Bonds to Common Stock, and an extraordinary charge of $13.6 million related to the Company's decision to call the remaining Bonds in 1993; the $6.9 million gain from the curtailment of post retirement medical benefits for certain of its employees and retirees in 1994; and the $4.2 million (77%) reduction in interest expense in 1994 primarily due to elimination of the 8% Silver Indexed Bonds.

         Consolidated operating revenues decreased approximately $.2 million (1%) in 1994 compared to 1993. Price increases on silver sold ($5.29 per ounce in the 1994 period versus $4.34 per ounce in 1993), which increased revenues by $2.0 million, and increased sales of custom material (813 thousand ounces in 1994 versus 426 thousand in 1993), which increased revenues by $1.9 million, were offset by reductions in sales volumes of Sunshine Mine material (2.1 million ounces in 1994 versus 2.3 million ounces in 1993), which decreased revenues by $1.2 million, and by mark-to-market adjustments in the value of the Company's in-process inventories and silver bullion held for investment.

         In 1994, due to the decline in silver prices from the beginning of the year of $5.09 per ounce to the year end price of $4.88, the Company posted a mark-to-market writedown of $.3 million. During 1993, due to an increase in silver prices from $3.67 to $5.09, the Company posted a favorable mark-to-market adjustment of $3.3 million.

         Consolidated operating costs increased $2.7 million from 1993 due primarily to increases in sales volumes of custom materials as discussed above.

         Depreciation, depletion and amortization declined by approximately $1.8 million principally as a result of increasing the remaining useful life of the Company's silver refinery. Selling, general and administrative expense increased approximately $400 thousand over the 1993 period due primarily to expenses incurred in studying potential foreign joint venture opportunities.

         Interest income increased $800 thousand due to higher cash balances after the Company's Rights Offering.

THE EFFECTS OF CHANGING PRICES

         Substantially all of the Company's revenues are from sales of silver. Volatility in the price of silver causes substantial fluctuations in the Company's revenues and financial condition. There are many factors which influence the volatility of silver prices. Changes in supply and demand, worldwide economic and political conditions, expectations as to inflation and speculative activity in the market all cause fluctuations in prices received. As previously discussed, the price of silver in recent years has been depressed.

         The Company maintains an investment inventory of silver bullion totaling approximately 1.7 million ounces. To earn current income on this investment the Company from time to time will sell covered calls against this inventory. As of February 28, 1996, the Company had outstanding calls on this inventory aggregating 800,000 ounces at strike prices from $6.00 to $6.50, expiring between February and May, 1996. Premiums received from the sale of these calls were from $.10 to $.15 per ounce. Total premiums earned for the sale of covered calls aggregated $442,250 and $347,000 in 1995 and 1994, respectively. The Company's policy is not to sell any uncovered calls.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith begin on page F-1 hereof.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None.

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Board of Directors of Sunshine consists of the following ten directors each of whom holds office until the next annual meeting of stockholders or until their successors are elected and qualified. If the proposed merger is approved (see Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capitol Resources - Preferred Stock), the Board of Directors of Sunshine Merger Company will consist of the same directors, with the exception of Messrs. Elvin, Kaback and Stewart, who were elected to the Company's Board of Directors by holders of Preferred Stock and who, incident to the elimination of the Preferred Stock, will not be directors of Sunshine Merger Company.

                                                POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
         NAME                AGE                            AND BUSINESS HISTORIES
         ----                ---                            ----------------------
 G. Chris Andersen  . .       57      Director since May 1983; until August 1995, was Vice Chairman -- PaineWebber
                                        Incorporated for more than five years prior thereto.

 V. Dale Babbitt  . . .       59      Director since December 1992; President (for  more than the past five years) and
                                        CEO of N.L. Terteling Family Interest, Inc. (dba) J.A. Terteling & Sons Co., the
                                        Managing General  Partner for investments consisting of mining interests, oil &
                                        gas, real estate and securities.

 Fred C. Humphreys  . .       72      Director since May 1981; Previously was  Chairman of the Board and Chief Executive
                                        Officer (1984 to 1987) of West One Bancorp, a regional bank holding company with operations  in Idaho, Utah, Oregon and Washington.

 Daniel D. Jackson  . .       67      Director since May 1983; Managing Director of Hambrecht & Quist, Inc., a San
                                        Francisco, California based investment banking firm since February 1990.

 Oren G. Shaffer  . . .       53      Director since June 1993. Since October 1994, Executive Vice-President and Chief
                                        Financial Officer of Ameritech; previously was President of Vigrocap, a venture capital company (October 1991 to October 1994); and was Executive Vice
                                        President, Chief Financial Officer and Director of Goodyear Tire and Rubber Co.
                                        from January, 1990 to October 1992.

 John S. Simko  . . . .       56      Director and President since October 1992, and Chief Executive Officer of the
                                        Company since December, 1992; previously (since 1984) served the Company as
                                        Senior Vice President and General Counsel.

 Robert B. Smith, Jr  .       58      Director since June 1993. Mr. Smith has been  a private investor since 1984 and
                                        Trustee of the Dalkon Shield Trust since 1989.

 George M. Elvin  . . .       53      Director since June 1994. Financial  Consultant (for more than the past five years)
                                        and since August 1992 is the owner and President of Windsor IBC, Inc., a brokerage firm member of the NASD.

 Hoffer Kaback  . . . .       46      Director since June, 1994. President (for  more than the past five years) of
                                        Gloucester Capital Corporation (financial consulting); and General Partner,
                                        Bosworth Partners  (investments).

 Douglas K. Stewart . .       44      Director since June, 1994. President (for more than five years) of Stewart & Smith,
                                        Inc., a consulting firm providing securities analysis for institutional investors.

         No family relationship exists among the directors or executive officers of the Company or its subsidiaries or divisions.

         Mr. Andersen is a director of Terex Corporation; Mr. Jackson is a director of InfoVest Corporation; Mr. Kaback is a director of Biotechnology General Corporation and Lewis Galoob Toys, Inc.; Mr. Shaffer is a director of Taiwan Equity Fund, Inc.; and Mr. Stewart is a director of Grant Geophysical, Inc. Each of these companies has a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934.

         The following are the executive officers of the Company.

                                       POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
     NAME                    AGE                   AND BUSINESS HISTORIES
     ----                    ---                   ----------------------
 John S. Simko                56      Director and President since October 1992, and Chief Executive Officer of the
                                        Company since December  1992; previously (since 1984) served the Company as
                                        Senior Vice President and General Counsel.

 William W. Davis             42      Executive Vice President and Chief Financial Officer since December, 1995, and
                                        Senior Vice President  and Chief Financial Officer of the Company since
                                        September 1992. Previously, from 1983, served in  various capacities as an employee of the Company.

 Robert H. Peterson           58      Senior Vice President and Chief Operating Officer-Refining of the Company since
                                        September 1992.  Previously since 1980, served in various capacities as an employee of the Company.

 Harry F. Cougher             53      Senior Vice President and Chief Operating Officer-Mining since January 1994.
                                        Previously, since 1984,  served in various capacities as an employee of the
                                        Company.

         To the Company's knowledge, based solely on its review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company for the fiscal year ended December 31, 1995, and written representations that no other reports were required for the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

11.  EXECUTIVE COMPENSATION.

         The discussion under "Management Remuneration and Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders is incorporated herein by reference.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its Annual Meeting of Stockholders is incorporated herein by reference.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         The following documents are filed as a part of this Annual Report on Form 10-K:

         1. Consolidated Financial Statements. See Index to Financial Statements and Financial Statements Schedules on page F-1 hereof.

         2.      Consolidated Financial Statement Schedules.
                 All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.      Exhibits.

  EXHIBIT
    NO.                                                  EXHIBIT
 ---------                                               -------
  2.1      Agreement and Plan of Merger to be entered into by and among Sunshine and Sunshine Merger Company, filed as
              Exhibit 2.1 to Sunshine Merger Company's Registration Statement on Form S-4, Registration No. 33-98876 and
              incorporated herein by reference.

  3.1      Certificate of Incorporation of Sunshine, as amended, filed as Exhibit 3.1 to Sunshine's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.

  3.2      Bylaws of Sunshine filed as Exhibit 3.2 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1991, as amended and incorporated herein by reference.

  4.1      Warrant Agreement dated as of February 1, 1996, between Sunshine Merger Company and American Stock Transfer &
              Trust Company, as Warrant Agent, filed as Exhibit 4.1 to Sunshine's Registration Statement on Form S-4
              (Registration No. 33-98876) and incorporated herein by reference.

  4.2      Form of Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust
              Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-1
              (Registration No. 33-73608), as amended and incorporated herein by reference.

  4.3      Form of Warrant Certificate, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-4
              (Registration No. 33-98876) and incorporated herein by reference.

  4.4      Form of Warrant Certificate, filed as Exhibit 4.4 to Sunshine's Registration Statement on Form S-1
              (Registration No. 33-73608), as amended and incorporated herein by reference.

  4.5      Certificate of Designation, Rights and Preferences of $11.94 Cumulative Redeemable Preferred Stock of
              Sunshine, filed as Exhibit 3.3 to Sunshine's Registration Statement on Form S-4 (Registration No.
              33-22250) and incorporated herein by reference.

   4.6     Specimen Stock Certificate of the Common Stock, $0.01 par value, of Sunshine, filed as Exhibit 4.2 to
              Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446) as amended, and incorporated herein by reference.

   4.7     Form of Indenture dated as of July 15, 1988, between Sunshine and MTrust Corp., National Association, with respect to Sunshine's Convertible Subordinated Debentures due July 15, 2008, filed as Exhibit 4.25 to
              Sunshine's Registration Statement on Form S-3 (Registration No. 33-21159) and incorporated herein by reference.

   4.8     First Supplemental Indenture, dated as of August 8, 1988, Second Supplemental Indenture dated as of November
              10, 1988, and Third Supplemental Indenture, dated as of April 10, 1991, by and between the Company and
              Ameritrust Texas, N.A., the successor to MTrust Corp., National Association relating to the issuance of the Debentures, filed as Exhibit 4.3 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990, and incorporated herein by reference.

   4.9     Form of Supplemental Warrant Agreement dated as of February 1, 1996 between Sunshine Merger Company and
              American Stock Transfer & Trust Company, as Warrant Agent, relating to the Warrants ($2.12 exercise price), filed as Exhibit to Sunshine Merger Company's Registration Statement on Form S-4, Registration No.
              33-98876, and incorporated herein by reference.

   4.10    Form of Fourth Supplemental Indenture, by and between the Company and Texas Commerce Bank National
              Association, as successor to Ameritrust Texas National Association formerly known as MTrust Corp.,
              National Association, relating to the issuance of the Debentures, filed as Exhibit 4.10 to Sunshine Merger
              Company's Registration Statement on Form S-4, Registration No. 33-98876, and incorporated herein by reference..

 o10.1     1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.

 o10.2     Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.8 to
              Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446), as amended and incorporated herein by reference.

 o10.3     Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.1 to
              Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, and incorporated herein by reference.

 o10.4     1993 Incentive Stock Option Plan of Sunshine, filed as Exhibit 10.18 to Sunshine's Registration Statement on
              Form S-1 (Registration No. 33-63446), as amended and incorporated herein by reference.

 o10.5     Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and John S. Simko, filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1 (Registration No. 33- 73608), and
              incorporated herein by reference.

*o10.5.1   Amendment to Executive Employment Agreement between Sunshine and John S. Simko, dated December 13, 1995.

 o10.6     Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and William W. Davis, filed as Exhibit 10.9 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), and
              incorporated herein by reference.

*o1.6.1    Amendment to Executive Employment Agreement between Sunshine and William W. Davis, dated December 13, 1995.


 *1.7      Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and Robert H. Peterson, filed as Exhibit 10.10 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as
              amended and incorporated herein by reference.

 *1.8      Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and Harry F. Cougher, filed as Exhibit No. 10.10 to Sunshine's Annual Report on Form 10-k for the fiscal year ended December 31,
              1993, and incorporated herein by reference.

*o1.8.1    Amendment to Executive Employment Agreement between Sunshine and Harry F. Cougher, dated December 13, 1995.


  1.9      Mining Lease, dated March 15, 1994, by and between Revenue-Virginius Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.

  1.10     Agreement dated March 24, 1994, by and between Diamond Field Resources, Inc., and Sunshine, filed as Exhibit
              No. 10.2 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.

  1.11     Mining Lease, dated August 18, 1994, by and between American Gold Resources Corporation, a Delaware corporation, as lessor, and Sunshine Precious Metals, Inc., as lessee, filed as Exhibit No. 10.1 to
              Sunshine's Quarterly Report on Form 10-Q for the period ended September 30, 1994, and incorporated herein by reference.

  1.12     Agreement dated September 23, 1994 by and between Sunshine Argentina, Inc. and Empresa Argentina de Cemento
              Armado S.A., filed as Exhibit No. 10.12 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994, and incorporated herein by reference.

  1.13     Agreement dated July 1, 1995 by and between Consolidated Silver Corporation and Sunshine Precious Metals,
              Inc., as purchaser, for the purchase of a certain mining property, filed as Exhibit 10.1 to Sunshine's
              Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

  1.14     Agreement dated October 19, 1995, by and between Sunshine and Elliott Associates, L.P., filed as Exhibit 99.1 to Sunshine's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, and incorporated herein by reference.

 10.15     Agreement dated October 23, 1995, by and between Sunshine and Grace Holdings, L.P., filed as Exhibit 99.2 to
              Sunshine's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, and incorporated herein by reference.

 10.16     Agreement dated October 20, 1995, by and between Sunshine and Lloyd I. Miller, III, filed as Exhibit 99.3 to
              Sunshine's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, and incorporated herein by reference.

 22.1      Subsidiaries of Sunshine, filed as Exhibit 22.1 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

*23.1      Consent of Ernst & Young LLP.

*24.1      Power of attorney of the officers and directors of the Company, included on the signature page hereof.

___________

  *  Filed herewith
  o  Management contract or compensatory plan or arrangement.

         Schedules other than those included in the Consolidated Financial Statements, if any, are omitted for the reason that they are either not required, not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

         (a)              Reports on Form 8-K:
                          None.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunshine Mining and Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   DATED this 13th day of March, 1996.

                                       SUNSHINE MINING AND REFINING COMPANY


                                        By   /s/ WILLIAM W. DAVIS
                                             -------------------------------
                                             William W. Davis, Executive Vice
                                             President, Chief Financial Officer
                                             and Chief Accounting Officer


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Sunshine Mining and Refining Company (the "Company") hereby constitutes and appoints John S. Simko, William W. Davis, and Robert H. Peterson, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all documents relating to the Company's Form 10-K for the year ended December 31, 1995, including and all amendments and supplements hereto, with any regulatory authority granting said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 13th day of March, 1996.


 NAME                                               CAPACITIES
 ----                                               ----------
/s/ JOHN S. SIMKO                                   Director, President, and
--------------------------------------------        Chief Executive Officer

 John S. Simko

/s/ G. CHRIS ANDERSEN                               Director
--------------------------------------------
 G. Chris Andersen


/s/ FRED C. HUMPHREYS                               Director, Vice Chairman
--------------------------------------------        of the Board

 Fred C. Humphreys

/s/ DANIEL D. JACKSON                               Director
--------------------------------------------
 Daniel D. Jackson


/s/ V. DALE BABBITT                                 Director
--------------------------------------------
 V. Dale Babbitt


/s/ WILLIAM W. DAVIS                                Executive Vice President,
--------------------------------------------        Chief Financial Officer
 William W. Davis                                   and Chief Accounting Officer


/s/ ROBERT B. SMITH, JR.                            Director
--------------------------------------------
 Robert B. Smith, Jr.


/s/ OREN G. SHAFFER                                 Director
--------------------------------------------
Oren G. Shaffer


/s/ HOFFER KABACK                                   Director
--------------------------------------------
Hoffer Kaback


                                                    Director
--------------------------------------------
Douglas K. Stewart


/s/ GEORGE M. ELVIN                                 Director
--------------------------------------------
George M. Elvin

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Report of independent auditors........................................................  F-2
Consolidated financial statements:
  Consolidated balance sheets at December 31, 1995 and 1994...........................  F-3
  Consolidated statements of operations for the years ended December 31, 1995, 1994, and 1993.........................................................................  F-5
  Consolidated statements of cash flows for the years ended December 31, 1995, 1994, and 1993.........................................................................  F-6
  Consolidated statements of stockholders' equity for the years ended
     December 31, 1995, 1994, and 1993................................................  F-8
  Notes to consolidated financial statements..........................................  F-10

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sunshine Mining and Refining Company

     We have audited the accompanying consolidated balance sheets of Sunshine Mining and Refining Company (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 28, 1996

                      SUNSHINE MINING AND REFINING COMPANY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                           1995         1994
                                                                         --------     --------
Current assets:
  Cash and cash investments............................................  $ 12,837     $ 26,581
  Silver bullion (Note 2)..............................................     8,976        8,408
  Accounts receivable..................................................     1,583          416
  Inventories (Note 2).................................................     1,477        3,151
  Marketable securities................................................        13        1,097
  Other current assets.................................................     1,592        1,367
                                                                         --------     --------
          Total current assets.........................................    26,478       41,020
Property, plant, and equipment, at cost (Note 3).......................   140,886      137,798
  Less accumulated depreciation, depletion, and amortization...........   (69,967)     (66,390)
                                                                         --------     --------
                                                                           70,919       71,408
Investments and other assets...........................................     3,737        4,229
                                                                         --------     --------
          Total assets.................................................  $101,134     $116,657
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $    687     $    435
  Accrued expenses (Note 4)............................................     2,241        2,048
                                                                         --------     --------
          Total current liabilities....................................     2,928        2,483
Convertible Subordinated Reset Debentures due July 15, 2008 (Note 5)...     1,519        1,519
Accrued pension and other postretirement benefits (Note 8).............     6,387        6,811
Other long-term liabilities and deferred credits (Notes 6 and 12)......     5,218        5,436
Commitments and contingencies (Notes 2, 3, 6, and 9)...................        --           --
Stockholders' equity (Notes 5 and 7):
  Cumulative redeemable preferred stock -- aggregate redemption
     value: 1995 -- $128,203; 1994 -- $119,675.........................    82,268       80,707
  Common stock -- par value: $0.01; 400,000 shares authorized; shares
     issued: 1995 -- 196,760; 1994 -- 196,659..........................     1,968        1,967
  Paid-in capital......................................................   623,337      623,181
  Deficit..............................................................  (622,454)    (605,410)
                                                                         --------     --------
                                                                           85,119      100,445
  Less treasury stock, 3,664 shares, at cost...........................        37          (37)
                                                                         --------     --------
                                                                           85,082      100,408
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $101,134     $116,657
                                                                         ========     ========

    The accompanying notes are an integral part of the financial statements.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1995        1994        1993
                                                               --------    --------    --------
Operating revenues (Note 10).................................  $ 16,534    $ 17,412    $ 17,581
Costs and expenses:
  Cost of revenues...........................................    17,633      18,530      15,817
  Depreciation, depletion, and amortization (Note 3).........     3,612       4,167       5,916
  Exploration................................................     6,048       1,888       1,480
  Selling, general, and administrative expense...............     5,912       5,679       5,281
  Curtailment gain on postretirement benefits other
     than pensions (Note 8)..................................        --      (6,936)         --
                                                               --------    --------    --------
                                                                 33,205      23,328      28,494
                                                               --------    --------    --------
Operating loss...............................................   (16,671)     (5,916)    (10,913)
Other income (expense):
  Interest income............................................     1,336       1,134         338
  Interest expense...........................................      (813)     (1,222)     (5,401)
  Loss on induced conversion of 8% Silver Indexed Bonds (Note
     5)......................................................        --          --     (12,467)
  Other, net.................................................       665       1,081        (168)
                                                               --------    --------    --------
                                                                  1,188         993     (17,698)
                                                               --------    --------    --------
Loss before extraordinary item...............................   (15,483)     (4,923)    (28,611)
Extraordinary item -- loss on extinguishment of
  Silver Indexed Bonds (Note 5)..............................        --          --     (13,646)
                                                               --------    --------    --------
Net loss.....................................................   (15,483)     (4,923)    (42,257)
Preferred dividend requirements (Note 7).....................    10,089      10,460      10,820
                                                               --------    --------    --------
Loss applicable to common shares.............................  $(25,572)   $(15,383)   $(53,077)
                                                               ========    ========    ========
Loss per common share:
  Loss before extraordinary item.............................  $  (0.13)   $  (0.08)   $  (0.25)
  Extraordinary item.........................................        --          --       (0.09)
                                                               --------    --------    --------
  Loss per common share......................................  $  (0.13)   $  (0.08)   $  (0.34)
                                                               ========    ========    ========
Weighted average common shares outstanding...................   193,044     185,634     155,383
                                                               ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                                                          1995        1994         1993
                                                                        --------     -------     --------
Cash used by operating activities:
  Loss before extraordinary item......................................  $(15,483)    $(4,923)    $(28,611)
  Adjustments to reconcile loss from continuing operations to net cash used by continuing operations:
    Depreciation, depletion, and amortization.........................     3,612       4,167        5,916
    Exploration costs charged to operations...........................     6,048       1,888        1,480
    Curtailment gain on postretirement benefits other than pension
      (Note 8)........................................................        --      (6,936)          --
    Amortization of discount on Silver Indexed Bonds..................        --          --          682
    Loss on induced conversion of 8% Silver Indexed Bonds (Note 5)....        --          --       12,467
    Realized and unrealized (gains) losses on marketable equity
      securities......................................................      (574)         --          324
    Issuances of common stock:
      Interest on 8% Silver Indexed Bonds.............................        --         449        3,519
      Services provided and other.....................................        --          --          780
    Net (increase) decrease in:
      Silver bullion..................................................      (568)        465       (2,051)
      Accounts receivable.............................................    (1,167)       (109)       1,146
      Inventories.....................................................     1,674         513         (704)
      Other current assets............................................      (310)       (142)        (578)
    Net increase (decrease) in:
      Accounts payable................................................       252        (600)         232
      Accrued expenses................................................       193      (1,061)         266
      Accrued pension and other postretirement benefits...............      (424)       (601)         595
      Other liabilities and deferred credits..........................      (218)        369       (1,581)
                                                                        --------     -------     --------
      Net cash used by operating activities...........................    (6,965)     (6,521)      (6,118)
                                                                        --------     -------     --------
Cash provided (used) by investing activities:
  Additions to property, plant, and equipment and exploration costs...    (9,170)     (2,113)      (2,527)
  Other, principally sale of marketable equity securities and
    investments.......................................................     2,235        (175)       6,258
                                                                        --------     -------     --------
      Net cash provided (used) by investing activities................    (6,935)     (2,288)       3,731
                                                                        --------     -------     --------
Cash provided (used) by financing activities:
  Proceeds from issuance of common stock and warrants
    upon sale of units, net (Note 7)..................................        --      29,763           --
  Proceeds from issuance of common stock upon exercise of
    stock options and warrants........................................       157         142           --
  Principal repayments and retirements of long-term debt..............        --        (305)      (1,026)
  Decrease (increase) in restricted cash..............................        --       1,486        3,063
                                                                        --------     -------     --------
      Net cash provided by financing activities.......................       157      31,086        2,037
                                                                        --------     -------     --------
Increase (decrease) in cash and cash investments......................   (13,744)     22,277         (350)
Cash and cash investments, January 1..................................    26,581       4,304        4,654
                                                                        --------     -------     --------
Cash and cash investments, December 31................................  $ 12,837     $26,581     $  4,304
                                                                        ========     =======     ========
Supplemental cash flow information:
  Interest paid in cash -- continuing operations......................  $    143     $   329     $    425
                                                                        ========     =======     ========

    The accompanying notes are an integral part of the financial statements.

                      SUNSHINE MINING AND REFINING COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

                                         CUMULATIVE
                                         REDEEMABLE                     COMMON STOCK
                                      PREFERRED STOCK    ------------------------------------------     TREASURY STOCK
                                      ----------------                        PAID-IN                  ----------------
                                      SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL      DEFICIT     SHARES    AMOUNT    TOTAL
                                      ------   -------   -------   --------   --------    ---------    ------    ------   -------
Balances at December 31, 1992.......  7,166    $76,482   146,484   $ 73,242   $471,506    $(554,005)       7      $(25)   $67,200
Decrease in par value of common
  stock from $0.50 per share to
  $0.01 per share (Note 7)..........     --        --         --    (71,777)    71,777           --       --        --         --
Issuance of common stock upon
  redemption of 8% Silver Indexed
  Bonds (Note 5)....................     --        --     16,921        169     33,290           --       --        --     33,459
Issuance of common stock for
  interest on 8% Silver Indexed
  Bonds.............................     --        --      2,747         28      3,491           --       --        --      3,519
Issuance of common stock upon
  conversion of Convertible
  Subordinated Reset Debentures.....     --        --        922          9      1,604           --       --        --      1,613
Issuance of common stock to retire
  notes payable.....................     --        --      4,825         48      2,917           --    3,613       (36)     2,929
Issuance of common stock for
  services and other, net...........     --        --        324          3        753           --       44        24        780
Net loss............................     --        --         --         --         --      (42,257)      --        --    (42,257)
Amortization of difference between
  carrying amount and redemption
  value of preferred stock..........     --     2,292         --         --         --       (2,292)      --        --         --
                                      -----    -------   -------     ------   --------    ---------    -----      ----    -------
Balances at December 31, 1993.......  7,166    78,774    172,223      1,722    585,338     (598,554)   3,664       (37)    67,243
                                      -----    -------   -------     ------   --------    ---------    -----      ----    -------
Issuance of common stock upon sale
  of units (Note 7).................     --        --     20,200        202     29,561           --       --        --     29,763
Issuance of common stock upon
  exercise
  of stock options and warrants.....     --        --         84          1        141           --       --        --        142
Issuance of common stock upon
  redemption of
  8% Silver Indexed Bonds (Note
  5)................................     --        --      3,824         39      7,532           --       --        --      7,571
                                      -----    -------   -------     ------   --------    ---------    -----      ----    -------
Issuance of common stock for
  interest on 8% Silver Indexed
  Bonds.............................     --        --        221          2        447           --       --        --        449
Issuance of common stock upon
  conversion of Convertible
  Subordinated Reset Debentures.....     --        --         94          1        162           --       --        --        163
Other net...........................     --        --         13         --         --           --       --        --         --
Net loss............................     --        --         --         --         --       (4,923)      --               (4,923)
Amortization of difference between
  carrying amount and redemption
  value of preferred stock..........     --     1,933         --         --         --       (1,933)      --        --         --
                                      -----    -------   -------     ------   --------    ---------    -----      ----    -------
Balances at December 31, 1994.......  7,166    80,707    196,659      1,967    623,181     (605,410)   3,664       (37)   100,408
Net loss............................     --        --         --         --         --      (15,483)      --        --    (15,483)
Amortization of difference between
  carrying amount and redemption
  value of preferred stock..........     --     1,561         --         --         --       (1,561)      --        --         --
Issuance of common stock upon
  exercise of
  stock options and warrants........     --        --        101          1        156           --       --        --        157
                                      -----    -------   -------     ------   --------    ---------    -----      ----    -------
Balances at December 31, 1995.......  7,166    $82,268   196,760   $  1,968   $623,337    $(622,454)   3,664      $(37)   $85,082
                                      =====    =======   =======     ======   ========    =========    =====      ====    =======

    The accompanying notes are an integral part of the financial statements.

                      SUNSHINE MINING AND REFINING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Statement Presentation

     Sunshine Mining and Refining Company ("Sunshine" or the "Company") is a holding company whose principal subsidiary is Sunshine Precious Metals, Inc. ("Sunshine Precious Metals"). Sunshine Precious Metals mines, refines, and markets silver and certain byproduct metals to commercial customers. The consolidated financial statements include the accounts of Sunshine and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assessments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain previously reported amounts have been reclassified to conform to the 1995 presentation.

  Cash and Cash Investments

     Cash and cash investments include certificates of deposit and other highly liquid investments with maturities of three months or less when purchased.

  Inventories and Silver Bullion

     Precious metals inventories and silver bullion are stated at estimated net realizable prices. Materials and supplies are carried at the lower of cost (principally average cost) or market.

  Concentration of Credit Risk

     The Company currently markets its products to commercial customers in the United States. Accounts receivable terms are generally for 30 days. The Company does not require collateral. Management periodically performs reviews as to the creditworthiness of customers. The Company has not sustained any significant credit losses on sales of its products.

  Silver Financial Instruments

     The Company sells covered call options on silver bullion held for investment. The strike price of these agreements exceeds current market prices at the time they are entered into. Option premiums received are deferred. If the applicable market price exceeds the strike price and option premium, the differential is accrued and recognized as a reduction of revenues. Any remaining deferred option premiums are recognized as a component of revenues at the end of the option period.

     The fair values of the sold call options are not included in the financial statements.

  Revenue Recognition

     Sales of refined metals and concentrates are recognized as revenue at the time of shipment to the customer. Adjustments to the carrying value of inventories held for sale or investment are included in revenues.

                      SUNSHINE MINING AND REFINING COMPANY

  Marketable Securities and Investments

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Adoption of SFAS No. 115 did not have a significant effect on the Company's financial position at January 1, 1994, or the results of its operations for the year ended December 31, 1994.

     All marketable securities are classified as available-for-sale securities under SFAS No. 115. Unrealized holding gains and losses on securities available-for-sale have not been significant.

     Other investments are carried at cost, which does not exceed net realizable value.

  Property, Plant, and Equipment

     Property, plant, and equipment are recorded at cost. Depreciation on buildings, leasehold improvements, and equipment is provided by straight-line or declining-balance methods at rates based on the estimated lives of the respective assets. The principal lives range from 12 to 30 years for buildings and from 3 to 10 years for equipment. See Note 3.

     Depletion of precious metal mineral interests is computed using the unit-of-production method based on estimated mineral reserves. Mine exploration costs are charged to expense as incurred. Costs of major mine improvements, including interest, are capitalized and amortized in relation to the production of estimated ore reserves.

  Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize a future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

  Environmental Expenditures

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company's commitment to a formal plan of action.

  Earnings (Loss) Per Share

     Earnings (loss) per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares and common share equivalents, represented by options and warrants, if such common share equivalents have a dilutive effect. Fully diluted earnings
(loss) per common share computations also assume conversion of outstanding Convertible Subordinated Reset Debentures and 8% Silver Indexed Bonds, if such conversion has a dilutive effect.

     For the years ended December 31, 1995, 1994, and 1993, neither the common share equivalents nor the assumed conversions of debt had a dilutive effect on the loss per share calculations. Accordingly, the loss per

                      SUNSHINE MINING AND REFINING COMPANY
share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

  New Accounting Pronouncements

     In the first quarter of 1996, the Company will adopt the Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Adoption of this statement will not have a material effect on the Company's financial statements.

     In October 1995, the FASB issued its Statement No. 123, "Accounting for Stock Based Compensation" ("FASB 123") which establishes an alternative method of accounting for stock based compensation to the method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"). FAS 123 encourages, but does not require, adoption of a fair valued based method of accounting for stock options and similar equity instruments granted to employees. The Company will continue to account for such grants under the provisions of APB No. 25 and will adopt the disclosure provisions of FAS 123 in 1996. Accordingly, adoption of FAS 123 will not effect the Company's financial statements.

2. INVENTORIES, SILVER BULLION, AND SILVER CALL OPTIONS

     Inventories at December 31 consist of the following (in thousands):

                                                                           1995      1994
                                                                          ------    ------
    Precious metals inventories:
      Work in process...................................................  $  512    $2,241
      Finished goods....................................................     264       173
    Materials and supplies inventories..................................     701       737
                                                                          ------    ------
                                                                          $1,477    $3,151
                                                                          ======    ======

     Beginning in 1991, management of the Company decided to hold as an investment, a portion of Sunshine Precious Metals' silver production, pending the recovery of silver prices. As a result, the Company held as an investment, $9.0 million and $8.4 million of silver bullion, in excess of normal operating requirements at December 31, 1995 and 1994, respectively.

     As a means of generating current income, the Company sells covered call options on silver bullion held for investment. Total premiums earned for the sale of covered calls aggregated $442,250, $347,000 and $16,000 in 1995, 1994 and 1993, respectively. At December 31, 1995, the Company had sold a covered call option on 100,000 ounces of the silver bullion held for investment. The option had a strike price of $6.00 per ounce and expired unexercised on February 27, 1996. The fair value of the sold call option was not significant at December 31, 1995.

                      SUNSHINE MINING AND REFINING COMPANY

3. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at December 31 are summarized as follows (in thousands):

                                                                       1995         1994
                                                                     --------     --------
    Precious metals mineral interests..............................  $ 84,586     $ 82,847
    Mine improvements..............................................    17,599       16,849
    Buildings, leasehold improvements, and equipment...............    37,641       37,052
    Land...........................................................     1,060        1,050
                                                                     --------     --------
                                                                      140,886      137,798
    Less accumulated depreciation, depletion, and amortization.....   (69,967)     (66,390)
                                                                     --------     --------
                                                                     $ 70,919     $ 71,408
                                                                     ========     ========

     The principal mineral interest of the Company at December 31, 1995, is the Sunshine Mine located in Kellogg, Idaho. The Company curtailed operations at the Sunshine Mine in 1991, reducing production from approximately 1,000 tons of ore per day to approximately 500 tons of ore per day. The Company is presently exploring new areas of the Sunshine Mine with the intent of significantly increasing reserves and production.

     Effective January 1, 1994, the Company extended the estimated remaining useful lives of the buildings and equipment of the silver refinery six to ten years based upon available technology and anticipated severity of service. The effect of this change in accounting estimate was to decrease depreciation expense and the net loss for the year ended December 31, 1994, by approximately $1.1 million or $.01 per common share.

     The Company periodically, and at least annually, evaluates its mining properties for permanent impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, and recoverable reserves which management believes are reasonable, based on historical silver prices and production. The Company currently believes that the price of silver will increase to its normal historical trading range and that additional reserves of higher grades than have been mined recently are present in the Sunshine Mine. Accordingly, the Company does not believe it is probable that its investment in its mining properties, including the Sunshine Mine, has been permanently impaired at December 31, 1995. However, unless the price of silver increases or the cost of production per ounce is reduced, the Company will not be able to recover its investment in the Sunshine Mine.

     As a result of low through-put resulting from curtailed operations at the Sunshine Mine, the Company temporarily suspended operation of the silver refinery in 1995. Operations will be suspended until higher levels of through-put are achievable either through increased production from the Sunshine Mine or through the reopening of other mines in the Coeur d'Alene Mining District.

4. ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following (in thousands):

                                                                          1994       1995
                                                                         ------     ------
    Compensation, vacation, and severance..............................  $  935     $  788
    Interest...........................................................      63         63
    Taxes, other than income taxes.....................................      41        182
    Environmental remediation (Note 9).................................     800        400
    Other..............................................................     402        615
                                                                         ------     ------
                                                                         $2,241     $2,048
                                                                         ======     ======

                      SUNSHINE MINING AND REFINING COMPANY

5. LONG-TERM DEBT

     The Convertible Subordinated Reset Debentures due July 15, 2008 (the "Debentures") are convertible at any time prior to maturity or redemption into shares of common stock of the Company ("Common Stock") at a conversion price of $1.66 per share, subject to adjustment.

     The Debentures are redeemable, at the option of the Company, in whole or in part, at redemption prices declining from 102% in 1996 to 100% in 1998, together with accrued and unpaid interest. The Debentures are unsecured and subordinated in right of payment to senior indebtedness (as defined).

     The indenture governing the Debentures contains certain covenants restricting the ability of the Company to declare or pay cash dividends and make certain distributions on its capital stock. Pursuant to these covenants, the Company is prohibited from paying cash dividends on shares of its common stock and its preferred stock.

     The carrying value of the Debentures approximates their fair value.

     During 1993 and 1994, the Company retired all of its outstanding 8% Silver Indexed Bonds through various redemption transactions for the Company's common stock, which are described below. As a result of these transactions, in 1993, the Company recorded a charge of $12.5 million, representing the loss on an induced conversion, and an extraordinary charge of $13.6 million, relating to the redemption of the remaining outstanding bonds.

     Bondholders had the right on each quarterly interest payment date to put each $1,000 principal amount 8% Silver Indexed Bond to Sunshine Precious Metals for, initially, 300 shares of the Company's common stock. During 1993, 2.6 million shares of the Company's common stock were issued to redeem $8.4 million principal amount ($2.1 million carrying amount) of 8% Silver Indexed Bonds tendered pursuant to such put option.

     During 1993, the Company and Sunshine Precious Metals amended the indenture governing the 8% Silver Indexed Bonds to allow bondholders to put the bonds to the Company on August 16, 1993 and September 1, 1993, in exchange for $1,000 of the Company's common stock valued pursuant to a formula in the indenture. As a result of the modification, 10.0 million shares of the Company's common stock were issued to redeem $30.2 million principal amount ($7.8 million carrying amount) of 8% Silver Indexed Bonds that were put to the Company, resulting in a loss from the induced conversion of $12.5 million.

     Sunshine Precious Metals was entitled to call the 8% Silver Indexed Bonds at par, plus accrued interest, in cash or in stock. However, no more than 20% of the amount initially issued could be called during any 12-month period. In December 1993, 4.2 million shares of the Company's common stock were issued to redeem $11.0 million principal amount ($2.9 million carrying amount) of 8% Silver Indexed Bonds that were called by Sunshine Precious Metals, resulting in an extraordinary loss of $8.1 million. In addition, in November 1993, the Company's Board of Directors determined that the remaining $7.6 million principal amount of 8% Silver Indexed Bonds would be called on December 1, 1994, and the Company communicated this decision to the bondholders. As a result, the Company accrued an extraordinary charge of $5.5 million in 1993 related to its obligation to call the bonds in 1994. In December 1994, 3.8 million shares of the Company's common stock were issued to redeem the remaining $7.6 million principal amount of 8% Silver Indexed Bonds. No gain or loss was recognized in 1994 as a result of the call and redemption of these bonds. Interest expense for 1994 includes interest on the outstanding bonds at their stated rate of 8% through the date of redemption. If the loss had not been recorded until the bonds were actually redeemed, the loss from continuing operations and the net loss for the year ended December 31, 1994, would have increased

                      SUNSHINE MINING AND REFINING COMPANY
approximately $180,000 and $5.5 million ($0.03 per common share), respectively, and the net loss for the year ended December 31, 1993 would have decreased approximately $5.5 million ($0.04 per share).

     Interest on the 8% Silver Indexed Bonds was payable quarterly in cash or, at the option of Sunshine Precious Metals, in shares of the Company's common stock.

6. INCOME TAXES

     Revenue Canada has examined the tax returns of a former subsidiary of the Company for various prior years and has proposed certain adjustments for additional taxes. The proposed adjustments are being contested by the Company; therefore, no payments have been made for the proposed additional taxes. Based on an analysis of the proposed adjustments, the Company has accrued $1.0 million for additional income taxes, plus interest at December 31, 1995. Management believes that such provision is adequate to cover the additional income taxes that may ultimately result from the resolution of these matters.

     The Company has incurred losses during each of the three years in the period ended December 31, 1995, and accordingly, provisions for income taxes were not required.

     The computation of the net deferred tax asset (liability) at December 31 is as follows (in thousands):

                                                                       1995         1994
                                                                     --------     --------
    Deferred tax liabilities:
      Property, plant, and equipment...............................  $(19,225)    $(19,399)
    Deferred tax assets:
      Accrued pension and other postretirement benefits............     2,235        2,384
      Net operating loss carryforward..............................    87,500       82,250
                                                                     --------     --------
                                                                       89,735       84,634
    Less valuation allowance.......................................   (70,510)     (65,235)
                                                                     --------     --------
                                                                     $     --     $     --
                                                                     ========     ========

     At December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $250 million. The loss carryforwards expire principally in the years 1997 through 2010.

7. STOCKHOLDERS' EQUITY

     The Company has authorized 20.0 million shares of preferred stock, of which
7.2 million shares, designated as the $11.94 (Stated Value) Cumulative Redeemable Preferred Stock ("Preferred Stock"), were issued and outstanding at December 31, 1995 and 1994.

     The Preferred Stock accrues dividends at an annual rate of $1.19 per share, payable quarterly. If a dividend is not paid in cash, the Company may issue to the holders of Preferred Stock, shares of the Company's common stock, having a value of 111% of the amount of the cash dividend requirement. The Company has not made any dividend payments subsequent to 1990, either in cash or in shares of its common stock. At December 31, 1995, dividends in arrears aggregated approximately $42.6 million. The Preferred Stock is subject to optional redemption at any time and mandatory annual redemptions of 808,279 shares. In the event a mandatory redemption payment is not timely-made in cash, the Company is required, in certain circumstances, to redeem such shares by issuance of common stock, utilizing the same valuation method as is applied in the payment of dividends. As a result, the Company has the unconditional right to redeem the

                      SUNSHINE MINING AND REFINING COMPANY

Preferred Stock for shares of its common stock, pursuant to the terms of the Preferred Stock agreement. The Company intends to make dividend and redemption payments, when paid, through the issuance of shares of its common stock. Accordingly, the Preferred Stock is included as a component of stockholders' equity in the accompanying consolidated balance sheets.

     The Company has not made any mandatory redemption payments either in cash or in shares of its common stock because the terms of the Preferred Stock do not permit such mandatory redemption if any dividends are in arrears. There are no penalties to the Company for failing to make such mandatory redemptions. Pursuant to the Certificate of Designation, Rights, and Preferences, the final mandatory redemption is to be made by the Company, on or prior to, July 31, 2000. The Company takes no position as to whether dividend arrearages at July 31, 2000 would also prohibit the redemption of the Preferred Stock.

     Holders of the Preferred Stock are entitled to vote as a class to elect one director of the Company, if dividends are paid in common stock for four consecutive dividend payments. Holders of the Preferred Stock are also entitled to vote, as a class, to elect two additional directors upon the failure of the Company to pay two consecutive dividend payments. As a result of the quarterly dividends being paid in common stock through 1990 and because the Company elected not to declare a dividend for any quarter subsequent to 1990, holders of the Preferred Stock are entitled to elect three members of the Company's Board of Directors.

     The difference between the carrying amount and the stated value of the Preferred Stock is being accrued ratably over the period the Preferred Stock is expected to be outstanding under the provisions of the mandatory redemption requirements. Accordingly, $1.6 million, $1.9 million, and $2.3 million has been charged to the deficit for the years ended December 31, 1995, 1994, and 1993, respectively, and added to the carrying amount of the Preferred Stock.

     The Company has filed a Proxy Statement/Prospectus on Form S-4 with the Securities and Exchange Commission for the solicitation of proxies for use at a special meeting of stockholders to be held on March 29, 1996 with regard to the merger of Sunshine with and into Sunshine Merger Company, a wholly owned subsidiary of Sunshine formed solely for the purpose of effectuating the merger (the "Merger"). The Certificate of Incorporation and Bylaws of Sunshine Merger Company are identical in all material terms to those of Sunshine. Upon consummation of the Merger, Sunshine Merger Company's name will be changed to Sunshine Mining and Refining Company.

     The purpose of the Merger is to convert the Preferred Stock into Common Stock through the issuance of Common Stock and warrants to the holders of Preferred Stock which will be canceled. Upon consummation of the Merger, the business, properties, assets, liabilities and capital structure of Sunshine Merger Company will be substantially identical to that of Sunshine, with the exception that the Preferred Stock will have been retired in its entirety, and shares of Common Stock and warrants to purchase Common Stock of the surviving entity will have been issued in exchange for the Preferred Stock. The Company's corporate existence and business operations will be unaffected by the Merger.

     On the effective date of the Merger ("Effective Date"), each share of Common Stock, outstanding immediately prior to the Merger will be converted, by reason of the Merger, pursuant to the Merger Agreement and without any action by the holder thereof, into a share of the common stock, $.01 par value of Sunshine Merger Company (the "New Common Stock"). The relative powers, designations, preference, rights and qualifications of the New Common Stock, as in effect on the Effective Date, will be substantially equivalent in all material respects to the Common Stock so converted. Holders of Preferred Stock will, upon consummation of the Merger, receive for each share of Preferred Stock held six shares of New Common Stock and either an additional .9 share of New Common Stock or, at the option of the holders, two warrants, each to purchase one share of New Common Stock. The number of shares of New Common Stock and the exercise price of the warrants are subject to modification. On the Effective Date, the Preferred Stock of the

                      SUNSHINE MINING AND REFINING COMPANY

Company will be canceled and all dividend, redemption, liquidation and voting rights thereunder will be terminated and will cease to exist.

     As a result of the Merger, the capital structure of Sunshine Merger Company, as the surviving corporation, will be substantially identical to the Company with the exception that the Preferred Stock will have been retired in its entirety, and initially, up to 49,446,683 shares of New Common Stock and up to 14,332,372 warrants to purchase up to an additional 14,332,372 shares of New Common Stock will have been issued.

     In February 1994, the Company distributed to holders of its common stock, transferable rights to purchase units, each unit consisting of two shares of the Company's common stock and one warrant to purchase one share of common stock. Stockholders received one right for each 17 shares of common stock held. Pursuant to the offering, the Company issued 20.2 million shares of common stock and 10.1 million warrants and received net proceeds of approximately $29.8 million. The initial exercise price of the warrants is $2.12 per share. The exercise price and number of shares purchasable upon exercise of the warrants are subject to antidilution adjustments. The warrants expire on March 9, 1999 and may be redeemed at the option of the Company, in whole or in part, at any time on or after March 9, 1996, at a redemption price of $0.50 per warrant.

     The Company has two stock option plans under which options may be granted to key members of management. The stock option plans, as amended, cover a total of 3.0 million shares of the Company's common stock, with 0.4 million options being available for grant at December 31, 1995. The option price may not be less than the market price of the common stock on the date granted. Payment of the exercise price may be made in cash or by delivery of shares of the Company's common stock, having a market value equal to the exercise price.

     Stock option activity for the years ended December 31, 1995, 1994, and 1993, is summarized as follows (dollar amounts in thousands, except per share amounts):

                                                                              OPTION PRICE
                                                                        ------------------------
                                                          NUMBER OF      PRICE RANGE
                                                           SHARES         PER SHARE       TOTAL
                                                          ---------     -------------     ------
Options outstanding, December 31, 1992
  (100,000 exercisable).................................    150,000      $0.875-$4.00     $  435
     Options canceled...................................    (90,000)     $0.875-$4.00       (309)
     Options granted....................................    821,000     $1.625-$2.875      1,371
                                                          ---------                       ------
Options outstanding, December 31, 1993
  (50,000 exercisable)..................................    881,000     $0.875-$3.125      1,497
     Options canceled...................................    (76,000)    $1.625-$3.125       (146)
     Options exercised..................................    (70,000)       $1.625           (113)
     Options granted....................................    605,000     $1.625-$1.875        994
                                                          ---------                       ------
Options outstanding, December 31, 1994
  (723,750 exercisable).................................  1,340,000      $0.875-$3.00      2,232
     Options canceled...................................    (60,000)     $1.625-$3.00       (118)
     Options exercised..................................    (97,500)    $0.875-$1.625       (150)
     Options granted....................................  1,262,000     $1.50 -$1.875      1,910
                                                          ---------                       ------
     Options outstanding, December 31, 1995
       (2,395,750 exercisable)..........................  2,444,500     $0.875-$2.875     $3,874
                                                          =========                       ======

     Subject to shareholder approval, in December 1995, the Company's Board of Directors approved the 1995 Employee Nonqualified Stock Option Plan of Sunshine Mining and Refining Company (the "1995

                      SUNSHINE MINING AND REFINING COMPANY

Plan") and awarded 3,160,000 options to key employees and directors. The 1995 Plan provides for the granting from time to time of options to purchase shares of Common Stock to key employees or potential key employees of the Company and, on December 7 each year, automatic grants of 25,000 options to each non-employee director. The total number of shares of Common Stock which may be purchased pursuant to options granted under the 1995 Plan shall not exceed 20,000,000 shares. Vesting for options granted to employees is determined by the directors when granted and expire 10 years following date of grant. The exercise price for options granted shall not be less than the fair market value of Common Stock on the date of grant. If the 1995 Plan is approved by shareholders at the Company's 1996 Annual Meeting, 750,000 options granted in 1995 with an exercise price of $1.50 will become null and void. The grants under the 1995 Plan have an exercise price of $1.50, expire December 7, 2005 and are exercisable after shareholder approval.

8. EMPLOYEE BENEFIT PLANS

     Pensions have been under trusteed defined benefit plans covering substantially all employees. The benefits under the plans are based on years of service and, for employees not covered by a collective bargaining agreement, compensation levels. The plan for hourly employees covered by collective bargaining agreements also includes provisions that would apply in the event of the permanent shutdown of the Sunshine Mine for present employees who were also covered by a predecessor plan terminated in 1986.

     Net periodic pension costs relating to continuing operations for the Company's defined benefit plans for the years ended December 31, 1995, 1994, and 1993, consist of the following (in thousands):

                                                               1995       1994       1993
                                                               -----      -----      -----
    Service cost.............................................  $ 182      $ 294      $ 255
    Interest cost............................................    286        343        185
    Actual return on plan assets.............................   (545)       162       (123)
    Net amortization and deferrals...........................    388       (230)      (137)
    Curtailment gain.........................................     --         --       (241)
                                                               -----      -----      -----
    Net periodic pension cost................................  $ 311      $ 569      $ (61)
                                                               =====      =====      =====

     The following table sets forth the funded status of the Company's trusteed defined benefit plans and the related amounts included in other long-term liabilities and deferred credits at December 31 (in thousands):

                                                                       1995         1994
                                                                      -------      -------
    Plan assets at fair value.......................................  $ 2,794      $ 2,165
    Actuarial present value of projected benefit obligation:
      Vested........................................................    4,715        3,283
      Nonvested.....................................................      170          298
                                                                      -------      -------
    Projected benefit obligation....................................    4,885        3,581
                                                                      -------      -------
    Plan assets less than projected benefit obligation..............   (2,091)      (1,416)
    Unrecognized prior service cost.................................      924        1,461
    Unrecognized net (gain) loss....................................      401         (653)
    Unrecognized transition net asset...............................     (142)        (171)
    Additional minimum liability....................................     (730)      (1,002)
                                                                      -------      -------
    Accrued pension liability recognized in the consolidated balance
      sheets........................................................  $(1,638)     $(1,781)
                                                                      =======      =======

                      SUNSHINE MINING AND REFINING COMPANY

     The following significant assumptions were used in computing pension costs for the Company's trusteed defined benefit plans:

                                                                 1995     1994      1993
                                                                ------   ------   --------
    Discount rate.............................................   8.25%    8.25%      7.00%
    Rate increase in compensation.............................      0%       0%    0%-4.8%
    Expected long-term rate of return on assets...............    9.0%     9.0%       9.0%

     The Company's funding policy, with respect to trusteed defined benefit plans, is to make contributions annually equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Trusteed assets of the plans consist of pooled fixed income securities, pooled equity securities, and cash or cash equivalents.

     The Company's pension plan for employees not covered by a collective bargaining agreement was amended to freeze all participants' benefits as of December 31, 1993. The Company recognized a $241,000 curtailment gain as a result of this plan amendment. In 1994, the Company negotiated the termination of certain postretirement medical and dental benefits in exchange for amendments to pension benefits. Such amendments resulted in an increase in pension costs in 1994 of $524,000.

     Effective January 1, 1994, the Company established a defined contribution plan ("DC Plan") for employees not covered by a collective bargaining agreement. The Company's Board of Directors will determine annually if a contribution will be made, and if so, what percentage will be contributed. Company contributions charged to operations during 1995 and 1994 were $199,000 and $164,000, respectively.

     The Company also sponsors a plan to provide retirement benefits under the provisions of Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all employees not covered by a collective bargaining agreement who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 10% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Company contributions charged to operations during 1995, 1994, and 1993 were $72,000, $64,000, and $59,000, respectively.

     During 1994, the Company negotiated the termination of postretirement medical and dental benefits for the Company's existing hourly work force and certain retired hourly employees and eliminated such benefits for salaried employees. As a result, the Company recognized net curtailment gains aggregating $6.9 million in 1994. Postretirement medical and dental benefits are currently provided only to certain employees who retired before 1987. The Company's policy is to fund the cost of these plans as claims are incurred.

     The following table sets forth the computation of the accrued liability for postretirement medical, dental, and life insurance benefits at December 31 (in thousands):

                                                                        1995         1994
                                                                       ------       ------
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $4,835       $5,368
      Fully eligible active participants.............................      70           62
      Other active plan participants.................................      84           93
                                                                       ------       ------
                                                                        4,989        5,523
    Unrecognized net loss............................................    (240)        (493)
                                                                       ------       ------
    Accrued postretirement benefit cost..............................  $4,749       $5,030
                                                                       ======       ======

                      SUNSHINE MINING AND REFINING COMPANY

     Net periodic postretirement benefit cost for these plans includes the following components for the years ended December 31, 1995, 1994, and 1993 (in thousands):

                                                              1995       1994        1993
                                                              ----       ----       ------
    Service cost............................................  $  6       $115       $  318
    Interest cost...........................................   427        608          945
                                                              ----       ----       ------
    Net periodic cost.......................................  $433       $723       $1,263
                                                              ====       ====       ======

     The weighted-average annual assumed rate of increase in the per capita cost of covered medical and dental benefits is 8.25% for 1996 (8.5% for 1995) and is assumed to decrease gradually to 5% for 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, changing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation as of December 31, 1995, by $278,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $26,100. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1995 and 8.5% at December 31, 1994.

     Interest costs on the projected benefit obligations and the actual returns on plan assets of the postretirement benefit plans are included in interest expense and other income, respectively, in the accompanying consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

     In December 1989, the United States Environmental Protection Agency ("EPA") notified Sunshine Precious Metals that it is a "Potentially Responsible Party" ("PRP") at the Bunker Hill Superfund Site in Kellogg, Idaho. During 1990 and 1991, the Company and other PRPs, without admitting liability, funded soil removal and remediation programs at the site. The Company's share of the cost of these programs totaled approximately $239,000.

     Without admitting liability, the Company and several PRPs have agreed to do remediation work in the residential and certain commercial areas encompassed by the Bunker Hill Superfund Site pursuant to an EPA and State of Idaho approved work plan. In exchange, the EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Bunker Hill Smelter Complex, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million, plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation to be undertaken by the Company and the PRPs is expected to take approximately seven years.

     On November 17, 1994, the United States District Court for the District of Idaho agreed to enter a Consent Decree containing the terms of this agreement. At December 31, 1995, the Company has accrued $1.8 million representing management's estimate of the remaining liability for its share (12.4%) of the remediation costs at the Bunker Hill Superfund Site. The liability for remediation costs under the Consent Decree is, however, joint and several. Thus, if any other settling party or parties does not comply with the Consent Decree, the exposure for the Company and Sunshine Precious Metals could increase. However, management does not believe that the ultimate liability that may result from this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

     In November 1988, the EPA notified Sunshine Precious Metals that it is a PRP at the Spokane Junkyard site near Spokane, Washington. The Company does not believe it will be required to pay any cleanup costs at the Spokane Junkyard site. No records of Sunshine Precious Metals have been discovered by it or the EPA showing that Sunshine Precious Metals ever transmitted any material to the site.

                      SUNSHINE MINING AND REFINING COMPANY

     The Company is subject to certain other legal proceedings and claims that arise in the conduct of its business. Although it is not possible to predict the outcome of such matters, in the opinion of management, the ultimate outcomes of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

     The Company has entered into joint venture agreements on various properties which allow the Company to earn interests in such properties in exchange for specified cash commitments for exploration and development of the properties. The Company can terminate these agreements at any time.

10. OPERATIONS

     The Company's principle operating property is the Sunshine Mine, located near Kellogg, Idaho. The Sunshine Mine accounted for all of the Company's production revenues during 1995 and 85% of proven and probable reserves at December 31, 1995. The Company is also engaged in exploration in Argentina and Peru, as well as other parts of the United States.

     In 1995, two customers accounted for sales of concentrate and refined silver aggregating approximately $12.9 million. In 1994, two customers accounted for sales of refined silver aggregating approximately $12.5 million. In 1993, one customer accounted for sales of refined silver aggregating approximately $9.9 million. Management believes that the loss of these purchasers would not have a material impact on the Company's consolidated financial condition or consolidated results of operations.

11. PRECIOUS METALS RESOURCES (UNAUDITED)

     The table below presents data on proved and probable ore reserves, production and average prices for each of the years in the five-year period ended December 31, 1995 (in thousands, except average prices):

                                                1995       1994       1993       1992       1991
                                               -------    -------    -------    -------    -------
Sunshine Mine:
  Reserves at December 31:
     Ounces of silver........................   30,810     27,908     29,961     29,461     30,584
     Pounds of copper........................   11,166     10,266     10,969     10,855     11,253
  Production:
     Tons of ore.............................      101        107        100        105        160
     Ounces of silver........................    1,731      2,079      2,298      2,540      3,496
     Pounds of copper........................      612        722        813        883      1,272
Revenue -- Virginius Mine:
  Reserves at December 31:
     Ounces of silver........................    5,098      5,098         --         --         --
East Tintic Mining District:
  Reserves at December 31:
     Ounces of silver........................       --         --         --         --     24,246
     Ounces of gold..........................       --         --         --         --          7
     Pounds of copper........................       --         --         --         --      1,324
  Production:
     Tons of ore.............................       --         --         --         37         41
     Ounces of silver........................       --         --         --        159        201
     Ounces of gold..........................       --         --         --          6          8
     Pounds of copper........................       --         --         --        221        281

                      SUNSHINE MINING AND REFINING COMPANY

                                                1995       1994       1993       1992       1991
                                               -------    -------    -------    -------    -------
  Average prices:
     Ounce of silver.........................  $  5.20    $  5.29    $  4.34    $  3.95    $  4.06
     Ounce of gold...........................  $384.16    $384.03    $359.77    $343.73    $362.08
     Pound of copper.........................  $  1.34    $  1.07    $  0.85    $  1.03    $  1.06

     The ore reserve estimates presented in the table are estimates of proven and probable reserves by the Company's geologic personnel. No assurance can be given that the indicated quantity of in situ silver will be realized. Reserve estimates are expressions of judgment based largely on data from diamond drill holes and underground openings, such as drifts or raises, which expose the mineralization on one, two or three sides, sampling and similar examinations. Reserve estimates may change as ore bodies are mined and additional data is derived.

     The ore reserves and production information relate to mines in operation or development. In June 1991, the Company curtailed its mining operations at the Sunshine Mine, reducing production from approximately 1,000 tons per day to approximately 500 tons of ore per day. During October 1992, the Company suspended operations at the Trixie Mine and returned all properties held in the East Tintic Mining District, including the Burgin Mine, to the respective lessors.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for 1995 and 1994 is as follows (in thousands, except per share amounts):

                                                                   THREE MONTHS ENDED
                                                   --------------------------------------------------
                                                   MARCH 31    JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                   --------    -------     ------------   -----------
1995:
  Operating revenues.............................  $ 4,564     $ 3,466       $  5,149       $ 3,355
  Operating loss.................................   (3,898)     (4,940)        (3,219)       (4,614)
  Loss applicable to common shares...............   (6,184)     (7,138)        (5,400)       (6,850)
  Loss per common share..........................  $  (.03)    $  (.04)      $   (.03)      $  (.04)
1994:
  Operating revenues.............................  $ 4,026     $ 3,458       $  5,009       $ 4,919
  Operating income (loss)........................    3,505      (1,971)        (2,894)       (4,556)
  Income (loss) before extraordinary item........    3,196      (1,060)        (2,828)       (4,231)
  Income (loss) applicable to common shares......      540      (3,715)        (5,419)       (6,789)
  Income (loss) per common share.................  $   .00     $  (.02)      $   (.03)      $  (.03)

     Operating income for the three months ended March 31, 1994, includes a gain of $5.5 million resulting from the negotiated termination of postretirement medical and dental benefits for the Company's existing hourly work force. See
Note 8.

                              INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
 ---------                         -----------
   2.1      Agreement and Plan of Merger to be entered into by and among Sunshine and Sunshine Merger Company, filed as
            Exhibit 2.1 to Sunshine Merger Company's Registration Statement on Form S-4, Registration No. 33-98876 and
            incorporated herein by reference.                                                                                  --

   3.1      Certificate of Incorporation of Sunshine, as amended, filed as Exhibit 3.1 to Sunshine's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference.                       --

   3.2      Bylaws of Sunshine filed as Exhibit 3.2 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991, as amended and incorporated herein by reference.                                                --

   4.1      Warrant Agreement dated as of February 1, 1996, between Sunshine Merger Company and American Stock Transfer &
            Trust Company, as Warrant Agent, filed as Exhibit 4.1 to Sunshine's Registration Statement on Form S-4
            (Registration No. 33-98876) and incorporated herein by reference.                                                  --

   4.2      Form of Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust
            Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-1
            (Registration No. 33-73608), as amended and incorporated herein by reference.                                      --

   4.3      Form of Warrant Certificate, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-4
            (Registration No. 33-98876) and incorporated herein by reference.                                                  --

   4.4      Form of Warrant Certificate, filed as Exhibit 4.4 to Sunshine's Registration Statement on Form S-1
            (Registration No. 33-73608), as amended and incorporated herein by reference.                                      --

   4.5      Certificate of Designation, Rights and Preferences of $11.94 Cumulative Redeemable Preferred Stock of
            Sunshine, filed as Exhibit 3.3 to Sunshine's Registration Statement on Form S-4 (Registration No.
            33-22250) and incorporated herein by reference.                                                                    --

   4.6      Specimen Stock Certificate of the Common Stock, $0.01 par value, of Sunshine, filed as Exhibit 4.2 to
            Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446) as amended, and incorporated
            herein by reference.                                                                                               --

   4.7      Form of Indenture dated as of July 15, 1988, between Sunshine and MTrust Corp., National Association, with respect to Sunshine's Convertible Subordinated Debentures due July 15, 2008, filed as Exhibit 4.25 to
            Sunshine's Registration Statement on Form S-3 (Registration No. 33-21159) and incorporated herein by
            reference.                                                                                                         --

   4.8      First Supplemental Indenture, dated as of August 8, 1988, Second Supplemental Indenture dated as of November
            10, 1988, and Third Supplemental Indenture, dated as of April 10, 1991, by and between the Company and
            Ameritrust Texas, N.A., the successor to MTrust Corp., National Association relating to the issuance of the Debentures, filed as Exhibit 4.3 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1990, and incorporated herein by reference.                                                           --

   4.9      Form of Supplemental Warrant Agreement dated as of February 1, 1996 between Sunshine Merger Company and
            American Stock Transfer & Trust Company, as Warrant Agent, relating to the Warrants ($2.12 exercise price), filed as Exhibit to Sunshine Merger Company's Registration Statement on Form S-4, Registration No.
            33-98876, and incorporated herein by reference.                                                                    --

   4.10     Form of Fourth Supplemental Indenture, by and between the Company and Texas Commerce Bank National
            Association, as successor to Ameritrust Texas National Association formerly known as MTrust Corp.,
            National Association, relating to the issuance of the Debentures, filed as Exhibit 4.10 to Sunshine Merger
            Company's Registration Statement on Form S-4, Registration No. 33-98876, and incorporated herein by
            reference.                                                                                                         --

 o10.1      1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.9 to Sunshine's Annual Report
            on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.                    --

 o10.2      Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.8 to
            Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446), as amended and incorporated
            herein by reference.                                                                                               --

 o10.3      Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.1 to
            Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, and incorporated herein by
            reference.                                                                                                         --

 o10.4      1993 Incentive Stock Option Plan of Sunshine, filed as Exhibit 10.18 to Sunshine's Registration Statement on
            Form S-1 (Registration No. 33-63446), as amended and incorporated herein by reference.                             --

 o10.5      Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and John S. Simko, filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1 (Registration No. 33- 73608), and
            incorporated herein by reference.                                                                                  --

*o10.5.1    Amendment to Executive Employment Agreement between Sunshine and John S. Simko, dated December 13, 1995.           --

 o10.6      Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and William W. Davis, filed as Exhibit 10.9 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), and
            incorporated herein by reference.                                                                                  --

*o10.6.1    Amendment to Executive Employment Agreement between Sunshine and William W. Davis, dated December 13, 1995.        --


 o10.7      Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and Robert H. Peterson, filed as Exhibit 10.10 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as
            amended and incorporated herein by reference.                                                                      --

 o10.8      Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and Harry F. Cougher, filed as Exhibit No. 10.10 to Sunshine's Annual Report on Form 10-k for the fiscal year ended December 31,
            1993, and incorporated herein by reference.                                                                        --


*o10.8.1    Amendment to Executive Employment Agreement between Sunshine and Harry F. Cougher, dated December 13, 1995.         --

  10.9      Mining Lease, dated March 15, 1994, by and between Revenue-Virginius Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on
            Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.                                --

  10.10     Agreement dated March 24, 1994, by and between Diamond Field Resources, Inc., and Sunshine, filed as Exhibit
            No. 10.2 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated
            herein by reference.                                                                                                --

  10.11     Mining Lease, dated August 18, 1994, by and between American Gold Resources Corporation, a Delaware corporation, as lessor, and Sunshine Precious Metals, Inc., as lessee, filed as Exhibit No. 10.1 to
            Sunshine's Quarterly Report on Form 10-Q for the period ended September 30, 1994, and incorporated herein
            by reference.                                                                                                       --

  10.12     Agreement dated September 23, 1994 by and between Sunshine Argentina, Inc. and Empresa Argentina de Cemento
            Armado S.A., filed as Exhibit No. 10.12 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994, and incorporated herein by reference.                                                            --

  10.13     Agreement dated July 1, 1995 by and between Consolidated Silver Corporation and Sunshine Precious Metals,
            Inc., as purchaser, for the purchase of a certain mining property, filed as Exhibit 10.1 to Sunshine's
            Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.             --

  10.14     Agreement dated October 19, 1995, by and between Sunshine and Elliott Associates, L.P., filed as Exhibit 99.1 to Sunshine's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, and incorporated
            herein by reference.                                                                                                --

  10.15     Agreement dated October 23, 1995, by and between Sunshine and Grace Holdings, L.P., filed as Exhibit 99.2 to
            Sunshine's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, and incorporated herein
            by reference.                                                                                                       --

  10.16     Agreement dated October 20, 1995, by and between Sunshine and Lloyd I. Miller, III, filed as Exhibit 99.3 to
            Sunshine's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995, and incorporated herein
            by reference.                                                                                                       --

  22.1      Subsidiaries of Sunshine, filed as Exhibit 22.1 to Sunshine's Annual Report on Form 10-K for the fiscal year
            ended December 31, 1992, and incorporated herein by reference.                                                      --

 *23.1      Consent of Ernst & Young LLP.                                                                                       --

 *24.1      Power of attorney of the officers and directors of the Company, included on the signature page hereof.              --

___________

  *  Filed herewith
  o  Management contract or compensatory plan or arrangement.