Form 10-K/A
period 1995-12-31
SUNSHINE MINING & REFINING CO
filed 1996-04-29
CIK 833376

                   ==========================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         FOR THE TRANSITION PERIOD FROM            TO

                   ------------------------------------------

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

          Securities registered pursuant to Section 12(b) of the Act:


                                                        NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                      ON WHICH REGISTERED
                -------------------                     ---------------------
          Common Stock, $0.01 par value                New York Stock Exchange

Convertible Subordinate Reset Debentures Due July      New York Stock Exchange
                 15, 2008
                                                       New York Stock Exchange
             Cumulative Redeemable
        Preferred Stock, $1.00 par value


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

                                                  (Continued from previous page)

        The aggregate market value of the shares of common stock held by non-affiliates of the registrant at April 24, 1996, was $288,128,087. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

        Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.


    TITLE OF EACH CLASS                           NUMBER OF SHARES OUTSTANDING
      OF COMMON STOCK                                   AT APRIL 24, 1996
    -------------------                           ----------------------------
Common Stock, $0.01 par value                              192,085.391


                      DOCUMENTS INCORPORATED BY REFERENCE

        None.

                   ==========================================

                      SUNSHINE MINING AND REFINING COMPANY
                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

         The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

                                    PART III

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Item 13.    Certain Relationships and Related Transactions.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SUNSHINE MINING AND REFINING COMPANY


                       By:  /s/ WILLIAM W. DAVIS
                            ----------------------------------------------------
                            William W. Davis
                            Executive Vice President and Chief Financial Officer

April 26, 1996.
Dallas, Texas

                                    PART III

ITEM 11.    EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by the Company, as well as certain other compensation paid to or accrued for the account of each of the four most highly compensated executive officers of the Company, including the Chief Executive Officer, for calendar year 1995, 1994, and 1993, or for each year in which such person served as an executive officer of the Company. There were no other executive officers whose salary and bonus for the year ended December 31, 1995, exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                                      LONG TERM COMPENSATION
                                                                      -----------------------
                                           ANNUAL COMPENSATION          AWARDS        PAYOUTS
                                           -------------------        ----------     --------
         (A)                      (B)        (C)         (D)             (G)           (H)            (I)
                                                                      SECURITIES
                                                                      UNDERLYING       LTIP         ALL OTHER
                                           SALARY        BONUS         OPTIONS       PAYOUTS       COMPENSATION
 NAME AND PRINCIPAL POSITION     YEAR       ($)           ($)           (#)             ($)          ($) (3)
 ---------------------------     ----     -------     ----------      ----------     --------      ------------
 John S. Simko,                  1995     297,832           0           100,000           0           15,525
 CEO and President               1994     271,527           0            65,000           0           14,370
                                 1993     258,086      38,727(1)         50,000      52,500 (4)       11,103

 William W. Davis,               1995     177,650           0           100,000           0           15,525
 Exec. Vice Pres. & Chief        1994     166,096      25,000(2)         50,000           0           14,370
 Financial Officer               1993     161,260      24,406(1)         50,000           0            4,308

 Robert H. Peterson,             1995     182,348           0            75,000           0           15,525
 Sr. Vice Pres. & Chief          1994     169,861           0                 0           0           14,250
 Operating Officer-Refining      1993     162,586      24,163(1)         50,000           0            4,497

 Harry F. Cougher                1995     114,354           0           100,000           0           11,765
 Sr. Vice Pres. &                1994     100,677           0            50,000           0            8,925
 Chief Operating Officer-Mining

- ----------------
(1) Consists of stock bonuses awarded to Messrs. Simko, Davis and Peterson valued at $38,727, $24,406, and $24,163 respectively. Stock distributed was adjusted to account for estimated taxes, resulting in net stock issuance of 13,676 shares, 9,752 shares, and 8,533 shares to Messrs. Simko, Davis and Peterson respectively. The sale of these shares was restricted until June 16, 1994.

(2)  Cash bonus paid to Mr. Davis in December, 1994.

(3) Includes income received pursuant to the Company's Employees Savings and Security Plan (the "Savings Plan") and the Sunshine Defined Contribution Plan (the "DC Plan"). Payments to Mr. Simko under the Savings Plan were $4,500, $4,620 and $4,497, in 1995, 1994 and 1993, respectively; payment to Mr. Simko under
     the DC Plan was $11,025 and $9,750 in 1995 and 1994. In 1993, Mr. Simko received reimbursement for moving expenses, pursuant to Company policy of $6,606. Payments to Mr. Davis under the Savings Plan were $4,500, $4,620 and $4,308, in 1995, 1994 and 1993, respectively; payment to Mr. Davis under the DC Plan was $11,025 and $9,750 in 1995 and 1994, respectively. Payments to Mr. Peterson under the Savings Plan were $4,500, $4,500 and $4,497 in 1995, 1994 and 1993, respectively; payment to Mr. Peterson under the DC Plan was $11,025 and $9,750 in 1995 and 1994, respectively. Payments to Mr. Cougher under the Savings Plan were $3,360 and $2,945 for 1995 and 1994, respectively; payments to Mr. Cougher under the DC Plan were $8,405 and $5,980 for 1995 and 1994, respectively. The Savings Plan is an individual account plan which provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code and is subject to and complies with all of the principal protective provisions of Titles I and II of the Employee Retirement Income Security Act of 1974 ("ERISA"). The DC Plan replaced the Company's Defined Benefit Pension Plan as of January 1, 1994, and is subject to and complies with ERISA.

(4) Payments received by Mr. Simko as a result of the termination of the Deferred Performance Incentive Compensation ("DPIC") Plan in 1993.

OPTIONS GRANTS IN 1995

      Incentive stock options were granted to executive officers in the year ended December 31, 1995, as follows:

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF
                                                                                                   STOCK PRICE
                                                                                                APPRECIATION FOR
                                 INDIVIDUAL GRANTS(2)                                              OPTION TERMS
                         ---------------------------------------                              --------------------
          (A)                      (B)                  (C)            (D)          (E)        (F)        (G)
                                                     % OF TOTAL
                                                      OPTIONS
                           NUMBER OF SECURITIES      GRANTED TO    EXERCISE OR
                            UNDERLYING OPTIONS      EMPLOYEES IN   BASE PRICE    EXPIRATION
        NAME                   GRANTED (#)           FISCAL YEAR    ($/SH)(1)       DATE      5%($)         10%($)
        ----             ----------------------     ------------   -----------   ----------   -----         ------
 John Simko, CEO  .      100,000 shares - Common        8.9            1.50      12/07/05    $94,334        $239,061

 William W. Davis .      100,000 shares - Common        8.9            1.50      12/07/05    $94,334        $239,061

 Harry F. Cougher .      100,000 shares - Common        8.9            1.50      12/07/05    $94,334        $239,061

 Robert H. Peterson       75,000 shares - Common        6.7            1.50      12/07/05    $70,751        $179,296

- ------------------

(1)  The options are exercisable on or after December 7, 1995.

(2) Subject to stockholder approval of the 1995 Employee Nonqualified Stock Option Plan (the "1995 Plan") the Board of Directors granted 750,000, 500,000, 200,000, and 100,000 options to Messrs. Simko, Davis, Cougher and Peterson, respectively, representing 20.6, 13.8, 5.5, and 2.8 percent, respectively, of the Total Options Granted to Employees in the Fiscal Year ended December 31, 1995. If the proposal to adopt the 1995 Plan is approved, the grants reflected in the table will become null and void and will be replaced by the above-identified grants under the 1995 Plan. The grants under the 1995 Plan have an exercise price of $1.50, expire December 7, 2005 and are exercisable after shareholder approval. If the 1995 Plan is approved, the potential realizable value assuming 5% stock price appreciation would be $707,505, $471,670, $188,668 and $94,334 for
     Messrs. Simko, Davis, Cougher and Peterson, respectively. Assuming 10% stock price appreciation, the potential realizable value would be $1,792,958, $1,195,305, $478,122 and $239,061 for Messrs. Simko, Davis,
     Cougher and Peterson, respectively.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END VALUES TABLE

      The following table provides information on option/SAR exercises in fiscal 1995 by the Named Executive Officers and the value of such officers' unexercised options/SARs at December 31, 1995.

      (A)                (B)       (C)                 (D)                               (E)
                       SHARES     VALUE         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                    ACQUIRED ON  REALIZED      UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                      EXERCISE     ($)          OPTIONS AT FY-END                  AT FY-END ($)
                    -----------  --------   ----------------------------      --------------------------
      NAME                                  EXERCISABLE    UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
      ----                                  -----------    -------------      -----------  -------------
John S. Simko, CEO  .    0          0        215,000              0               0              0
William W. Davis  . .    0          0        200,000              0               0              0
Robert H. Peterson  .    0          0        125,000              0               0              0
Harry F. Cougher  . .    0          0        200,000              0               0              0

PENSION PLANS

      On December 31, 1993, the Company froze its Defined Benefit Pension Plan (the "Pension Plan"), which was replaced as of January 1, 1994, by the Company's DC Plan. The Pension Plan was maintained for the benefit of employees, except those covered by a collective bargaining agreement. The following table shows the estimated annual benefits payable under the Pension Plan as in effect on December 31, 1993; after that date benefits ceased to accrue under the Pension Plan. The examples assume retirement at normal retirement age of 65 after assumed periods of service, and a fixed level of social security benefits.

                                         RETIREMENT BENEFIT AT AGE 65
- -------------------------------------------------------------------------------------------------------
                                               YEARS OF SERVICE
- -------------------------------------------------------------------------------------------------------
    REMUNERATION           5           10            15              20              25           30
    ------------         ------     -------        -------        -------         -------       -------
        75,000           $6,000     $12,000        $18,500        $24,000         $30,000       $36,500
       100,000            8,000      16,000         25,000         33,000          41,000        49,000
       150,000           13,000      25,000         38,000         51,000          64,000        76,000
       200,000           17,000      34,000         52,000         69,000          86,000       103,000
       250,000           22,000      43,000         65,000         87,000         109,000       115,641
       300,000           26,000      52,000         79,000        105,000         115,641       115,641
       350,000           31,000      61,000         92,000        115,641         115,641       115,641

      At the time that benefits ceased to accrue under the Pension Plan (December 31, 1993), the average compensation used to determine their benefits was $218,780; $195,194; $189,824; and $106,573 for Messrs. Simko, Davis,
Peterson and Cougher, respectively. The years of credited service at December 31, 1993, for Mr. Simko was nine years; for Mr. Davis was ten years; for Mr. Peterson was thirteen years; and for Mr. Cougher was nine years. Pursuant to the early retirement program, employees who are age 55 and who have fifteen years of employment with the Company are eligible for early retirement, and will receive approximately 75% of the accrued benefits they would have received at age 65. Mr. Simko's employment contract provides that he shall be eligible for early retirement notwithstanding that he will have less than fifteen years of service with the Company upon expiration of his employment contract. See "EMPLOYMENT AGREEMENTS".

COMPENSATION OF DIRECTORS

      Directors of the Company who are not employees receive an annual retainer of 3,350 troy ounces of silver or 50 troy ounces of gold, in addition to 235 troy ounces of silver or 3.5 troy ounces of gold per day for each Board or committee meeting attended. During 1995, non-employee directors received gold valued as follows: Messrs. Andersen ($23,314.70), Babbitt ($26,019.15), Humphreys ($24,663.95), Jackson ($26,019.15), Shaffer ($21,979.45), Smith
($24,663.95), Stewart ($26,013.20), Elvin ($24,663.95), and Kaback
($26,019.15). In addition, pursuant to the 1987 Employee Non-Qualified Stock Option Plan ("the 1987 Plan"), all non-employee directors automatically receive an option for 5,000 shares of Common Stock on August 30 of each year during the term of the 1987 Plan.

EMPLOYMENT AGREEMENTS

      Effective January 1, 1994, Mr. Simko, Mr. Davis, Mr. Peterson and Mr. Harry F. Cougher entered into written employment agreements (the "Employment Agreements") with the Company. Each of the Employment Agreements is for a term of three years. In 1995, the Employment Agreements for Messrs. Simko, Davis and Cougher were amended to extend the term of each agreement for an additional three years to December 31, 1999.

      Pursuant to the Employment Agreements, Messrs. Simko, Davis, Peterson, and Cougher (collectively the "Contracting Employees") are to receive annual base compensation of $250,000, $160,000, $156,000 and $92,000, respectively, which may be increased by the Board of Directors. In the event of the disability or death of a Contracting Employee, the Employment Agreement provides for the continued payment of the base compensation for the remaining term of the agreement, subject to reduction for disability payments separately provided by the Company. In addition, the Contracting Employees may receive such annual incentive compensation based on the performance of the Company or other criteria as may be awarded in the discretion of the Board of Directors, and will participate in any employee benefit plan, employee welfare plan, deferred compensation plan, stock option plan, or any other plan or arrangement of the Company now or hereafter adopted for the benefit of officers or employees generally. In addition, Mr. Simko's agreement provides that he is deemed to have qualified for early retirement under the Company's Pension Plan, notwithstanding that at the expiration of the agreement (prior to the 1995 extension) he shall have less than 15 years of service with the Company.

      Pursuant to the Employment Agreements, the Company will indemnify each Contracting Employee in the event that he is made, or threatened to be made, a party to any action or proceeding, including any action by or in the right of the Company by reason of the provision of services by him to the Company. Claims or controversies arising under the Employment Agreement will be resolved through arbitration, and all resulting legal and accounting fees and other expenses will be paid by the Company.

      Pursuant to the Employment Agreements, a Contracting Employee's employment may be terminated by mutual agreement between the Contracting Employee and the Company, by death, or for cause.

COMPENSATION AND TRANSACTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The following non-employee directors served on the Compensation and Transaction Committee of the Company's Board of Directors during the last completed fiscal year: Daniel D. Jackson (Chairman), V. Dale Babbitt and Hoffer Kaback. There are no compensation committee interlocks.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            To the knowledge of the Company, the following persons own five percent (5%) or more of the Preferred Stock of the Company:

          (1)                         (2)                                    (3)                (4)
       Title of                Name & Address of                     Amount & Nature of       Percent
         Class                  Beneficial Owner                    Beneficial Ownership      of Class
- ------------------------------------------------------------------------------------------------------
$11.94 Preferred Stock      Grace Holdings, L.P.(1)                 844,200 shares - direct   11.78%
                            1000 W. Diversey Pkwy., Ste. 233
                            Chicago, IL 60614
- ------------------------------------------------------------------------------------------------------
$11.94 Preferred Stock      Elliott Associates, L.P.(2)             635,800 shares - direct   8.87%
                            712 5th Avenue, 36th Fl.
                            New York, NY 10019
- ------------------------------------------------------------------------------------------------------
$11.94 Preferred Stock      Lloyd I. Miller III                     430,100(3)                6%
                            4550 Gordon Drive
                            Naples, Florida 33940
- ------------------------------------------------------------------------------------------------------

1. Bun Partners, Inc. is the general partner of Grace Holdings, L.P. The beneficial owner of Bun Partners, Inc. is Mr. Bradford T. Whitmore.

2. Paul E. Singer and Braxton Associates, L.P. are the general partners of Elliott Associates, L.P. Paul E. Singer is the General Partner of Braxton Associates, L.P.

3. Mr. Miller has sole voting power and sole dispositive power with respect to 190,500 shares and shared voting power and shared dispositive power with respect to 239,600 shares, based upon his Schedule 13D dated July 24, 1995.

    To the knowledge of the Company, no other person owns five percent (5) or more of any class of the Company's voting securities.

     The following table presents certain information regarding the number of shares of each class of the Company's equity securities beneficially owned by each director, nominee, Named Executive Officer, and by all directors and officers as a group as of April 24, 1996. All individuals have sole voting and investment power with respect to the shares owned.

                                                                 AMOUNT AND NATURE OF       PERCENT
 NAME OF INDIVIDUAL                 TITLE OF CLASS               BENEFICIAL OWNERSHIP       OF CLASS
 ------------------                 --------------               --------------------       --------
 G. Chris Andersen                  Common Stock                      30,517(1)              (2)
                                    Preferred Stock                      -0-                  --

 V. Dale Babbitt                    Common Stock                      11,264(1)              (2)
                                    Preferred Stock                      500                 (2)

 Fred C. Humphreys                  Common Stock                      24,350(1)              (2)
                                    Preferred Stock                      -0-                  --

 Daniel D. Jackson                  Common Stock                      19,927(1)              (2)
                                    Preferred Stock                      -0-                  --

 John S. Simko                      Common Stock                      267,842(1)             (2)
                                    Preferred Stock                      -0-                  --

 Robert B. Smith. Jr.               Common Stock                      10,000(1)              (2)
                                    Preferred Stock                     20,000               (2)

 Oren G. Shaffer                    Common Stock                      22,625(1)              (2)
                                    Preferred Stock                      -0-                  --

 William W. Davis                   Common Stock                     249,838(1)              (2)
                                    Preferred Stock                      -0-                  --

 Robert H. Peterson                 Common Stock                     144,559(1)              (2)
                                    Preferred Stock                      -0-                  --

 Harry F. Cougher                   Common Stock                     209,425(1)              (2)
                                    Preferred Stock                      -0-                  --

 Hoffer Kaback                      Common Stock                        5,000                (2)
                                    Preferred Stock                      -0-                  --

 Douglas K. Stewart                 Common Stock                        5,000                (2)
                                    Preferred Stock                      -0-                  --

 George M. Elvin                    Common Stock                        5,000                (2)
                                    Preferred Stock                      -0-                  --

 All officers and directors         Common Stock                    1,005,347(3)             (2)
 as a group                         Preferred Stock                    20,500                (2)
- ----------------

(1) Includes the following shares subject to purchase pursuant to stock options and warrants exercisable within sixty days: Mr. Andersen, 10,589 shares; Mr. Babbitt, 10,088 shares; Mr. Cougher, 200,300 shares; Mr. Davis, 201,218 shares; Mr. Elvin, 5,000 shares; Mr. Humphreys, 10,000 shares; Mr. Jackson, 18,809 shares; Mr. Kaback, 5,000 shares; Mr. Peterson, 125,750 shares; Mr. Simko, 216,873 shares; Mr. Shaffer, 10,875 shares; Mr. Smith, 10,000 shares and Mr. Stewart, 5,000 shares.

(2)   Less than 1%.

(3) Includes 829,502 shares subject to purchase pursuant to stock options and warrants exercisable within 60 days.

      To the Company's knowledge, based solely on its review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company for the fiscal year ended December 31, 1995 and written representations that no other reports were required for the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             None