Form 10-Q
period 1996-03-31
SUNSHINE MINING & REFINING CO
filed 1996-05-09
CIK 833376

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


    [X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 31, 1996

                                       OR

    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                          to
                              --------------------------  ----------------------

                           Commission File Number 1-10012

                       SUNSHINE MINING AND REFINING COMPANY
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          DELAWARE                                                75-2231378
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                    877 W. Main, Suite 600, Boise, Idaho  83702
- --------------------------------------------------------------------------------
                      (Address of principal executive offices)


          Registrant's telephone number including area code (208) 345-0660
                                                            --------------



- --------------------------------------------------------------------------------
           Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X   No
                                                                     ----   ----


                                                    Number of Shares Outstanding
Title of Each Class of Common Stock                        at April 30, 1996
- ------------------------------------                ----------------------------
  Common Stock, $.01 par value                               192,125,892

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (In Thousands)





                     ASSETS

                                                       March 31             December 31
                                                         1996                  1995
                                                 -------------------    -------------------

Current assets:
   Cash and cash equivalents                     $            36,580    $            12,837
   Silver bullion                                              9,396                  8,976
   Accounts receivable                                         1,691                  1,583
   Inventories   (Note 2)                                      1,949                  1,477
   Marketable securities                                           7                     13
   Other current assets                                        1,522                  1,592
                                                 -------------------    -------------------
      Total current assets                                    51,145                 26,478

Property, plant and equipment, at cost                       139,745                140,886
  Less accumulated depreciation,
    depletion and amortization                               (68,904)               (69,967)
                                                 -------------------    -------------------
                                                              70,841                 70,919
Other noncurrent assets and deferred charges                   6,006                  3,737
                                                 -------------------    -------------------
                     Total assets                $           127,992    $           101,134
                                                 ===================    ===================





                           See  accompanying  notes.

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 (IN THOUSANDS)





LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           March 31          December 31
                                                             1996                1995
                                                     -----------------   -----------------
Current liabilities:
  Accounts payable                                   $           1,218   $             687
  Accrued expenses                                               3,103               2,241
                                                     -----------------   -----------------
      Total current liabilities                                  4,321               2,928


Long-term debt  (Note 3)                                        31,519               1,519
Accrued pension and other postretirement benefits                6,530               6,387
Other long-term liabilities and deferred credits                 6,516               5,218

Stockholders' equity:
  Cumulative redeemable preferred stock--
    aggregate redemption value:
      March 31, 1996 - $130,335
      December 31, 1995 - $128,203                              82,607              82,268


  Common stock--$.01 par value;
    400,000 shares authorized; shares issued:
      March 31, 1996 - 196,801
      December 31, 1995 - 196,760                                1,968               1,968
  Paid-in capital                                              623,338             623,337
  Deficit                                                     (627,414)           (622,454)
                                                     -----------------   -----------------
                                                                80,499              85,119
  Less treasury stock, at cost:
    March 31, 1996 -  4,749 shares
    December 31, 1995 - 3,664 shares                             1,393                  37
                                                     -----------------   -----------------
                                                                79,106              85,082
                                                     -----------------   -----------------


        Total liabilities and stockholders' equity   $         127,992   $         101,134
                                                     =================   =================




                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995

                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                         QUARTER
                                                                         -------
                                                                   1996           1995
                                                              ------------   ------------
Operating revenues                                            $      3,797   $      4,564
Costs and expenses:
   Cost of sales                                                     3,625          5,035
   Depreciation, depletion
      and amortization                                                 960            859
   Exploration                                                       2,524          1,116
   Selling, general and
      administrative expense                                         1,252          1,452
                                                              ------------   ------------
                                                                     8,361          8,462
                                                              ------------   ------------
Operating loss                                                      (4,564)        (3,898)
Other income (expense):
   Interest income                                                     182            344
   Interest expense                                                   (296)          (135)
   Other, net                                                           57             64
                                                              ------------   ------------
                                                                       (57)           273
                                                              ------------   ------------
Net loss                                                            (4,621)        (3,626)

Preferred dividend requirements                                     (2,471)        (2,559)
                                                              ------------   ------------

Loss applicable to common shares                              $     (7,092)  $     (6,184)
                                                              ============   ============

Loss per common share                                         $      (0.04)  $      (0.03)
Weighted average common                                       ============   ============
    shares outstanding                                             191,989        192,995
                                                              ============   ============


                           See  accompanying  notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1996 AND 1995

                                 (In Thousands)
                                  (Unaudited)

                                                                        1996            1995
                                                                  --------------    --------------
Cash used by operating activities:
  Net loss                                                        $       (4,621)   $       (3,626)

  Adjustments to reconcile loss from operations to net cash used by operations:

      Depreciation, depletion and amortization                               960               859
      Exploration Expenditures                                             2,524             1,116
      Realized and unrealized gains on
         marketable equity securities                                        (60)             -


      Net (increase) decrease in:
        Silver bullion                                                      (420)             (720)
        Accounts receivable                                                 (108)             (618)
        Inventories                                                         (472)              220
        Other assets and deferred charges                                     70               384


      Net increase (decrease) in:
        Accounts payable and accrued expenses                                570               202
        Accrued pension and other postretirement benefits                    143                50
        Other liabilities and deferred credits                              (328)              225
                                                                  --------------    --------------
    Net cash used by operations                                           (1,742)           (1,907)
                                                                  --------------    --------------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment and
        exploration expenditures                                          (3,098)           (1,168)
  Proceeds from investments                                                  630                12
                                                                  --------------    --------------
    Net cash used by investing activities                                 (2,468)           (1,156)
                                                                  --------------    --------------

Cash provided by financing activities:

  Proceeds from issuance of common stock upon exercise of stock
     options and warrants                                                      1               -
  Proceeds from issuance of long term debt                                30,000               -
  Debt issuance costs                                                     (2,047)              -
                                                                  --------------    --------------
    Net cash provided by financing activities                             27,954                 0
                                                                  --------------    --------------

Increase (decrease) in cash and cash investments                          23,743            (3,064)
Cash and cash investments, January 1                                      12,837            26,581
                                                                  --------------    --------------

Cash and cash investments, March 31                               $       36,580    $       23,517
                                                                  ==============    ==============
Supplemental cash flow information -

  Interest paid in cash                                           $          166    $           63
                                                                  ==============    ==============

                           See  accompanying  notes.

                      SUNSHINE MINING AND REFINING COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1996


 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the March 1996 presentation. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1995.

2.   INVENTORIES

     The components of inventory consist of the following:

                                       March 31  December 31
                                          1996       1995
                                      ---------  -----------
   Precious Metals Inventories:
       Work in process                $     990     $     512
       Finished goods                       159           264
   Materials and supplies inventories       800           701
                                      ---------     ---------
                                      $   1,949     $   1,477
                                      =========     =========

3.   LONG-TERM DEBT

     During the quarter, the Company, through its subsidiary SPMI, issued $30 million in 8% Senior Exchangeable Notes to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See "Management's Discussion and Analysis of Financial Condition."

4.   SIGNIFICANT ACCOUNTING POLICIES

     The Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of ("FAS 121")," in the first quarter of 1996. The adoption of FAS 121 had no impact on the Company's financial condition as the Company's methodology for evaluating its mining properties for impairment is consistent with FAS 121.

     FASB Statement No. 123, "Accounting for Stock Based Compensation ("FAS 123")" establishes an alternative method of accounting for stock based compensation to the method set forth in Accounting Principles Board Opinion No. 25 ("APB 25"). The Company will continue to account for stock option grants under the provisions of APB 25 and has adopted the disclosure provisions of FAS 123. Accordingly, the adoption of FAS 123 in 1996 had no effect on the Company's financial statements.

                      SUNSHINE MINING AND REFINING COMPANY

         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations for the
                   Three Months Ended March 31, 1996 and 1995

LIQUIDITY AND CAPITAL RESOURCES

     The Company, through Sunshine Precious Metals, Inc. ("SPMI"), its wholly-owned subsidiary, concluded an offering (the "Notes Offering") in March, 1996, conducted in Europe only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Notes") pursuant to the Notes Offering. The net proceeds from the Notes Offering (approximately $27.25 million) will be used to fund development and exploration opportunities of the Company, and for working capital requirements of the Company. The Company's working capital totaled $46.8 million at March 31, 1996, which will be adequate to fund the Company's anticipated cash requirements for several years.

     Set forth below are certain terms and provisions of the Notes and the Notes Offering. The Notes bear interest at 8% per annum and will mature four years after their issuance (March 21, 2000). The Notes are exchangeable into a specified number of shares of Common Stock of the Company at an exchange price of $1.4375 per share, subject to reset and adjustment in certain events. The Notes may be exchanged at the option of the holder at any time after 40 days following the date of issuance and prior to maturity, unless previously redeemed. At any time after one year from the date of issuance and prior to maturity, SPMI may force the exchange of the Notes, in whole or in part, subject to certain restrictions. SPMI may redeem the Notes at any time at the principal amount if United States withholding taxes are imposed on payments in respect of the Notes. The Notes will be guaranteed by Sunshine (and any successors thereof) and the guarantee will rank senior to all of its unsecured and subordinated obligations, including the currently outstanding Convertible Subordinated Reset Debentures due July 15, 2008.

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

     The Company anticipates capital expenditures in 1996 at the Sunshine Mine to be approximately $3 million, including $574 thousand expended in the first quarter. For 1996, the Company has also budgeted approximately $7.5 million for exploration activities at the Sunshine Mine, Pirquitas property in Argentina, and other projects. Exploration expenditures for the first three months of 1996 totaled approximately $2.5 million.

Preferred Stock

     The dividend on Sunshine's $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (the "Preferred Stock") has neither been declared nor paid since December 31, 1990. Given current silver prices, the Company does not expect any resumption of dividends in the foreseeable future. Dividends are cumulative. The amount of aggregate redemption value disclosed on the balance sheet includes $45 million in dividends in arrears.

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

     On October 19, 1995, the Board of Directors of Sunshine approved the proposed merger (the "Merger") of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company would be the surviving entity. The purpose of the proposed Merger is to retire all of Sunshine's outstanding Preferred Stock. The proposed Merger requires approval by the holders of a majority of the outstanding Common Stock and Preferred Stock, voting separately as a class. A special meeting of Stockholders was held on March 29, 1996 to consider the Merger. The Merger was approved by the preferred stockholders at the meeting. The meeting has been adjourned until May 21, 1996 to allow common stockholders additional time to consider and vote on the Merger. As of April 30, 1996, approximately 47.1% of the outstanding Common Stock had been voted in favor of the Merger, 3.6% against the Merger, and 1.6% have voted to abstain.

Operating, Investing, and Financing Activities

     Cash used in operating activities in the first quarter of 1996 was $1.7 million compared to $1.9 million in the first quarter of 1995. Cash operating losses decreased in the first quarter of 1995 by $0.5 million, partially offset by changes in working capital components.

     Approximately $2.5 million of cash was used by investing activities in the first quarter of 1996 compared to $1.2 million in the 1995 period. The $1.3 million increase was primarily due to increased exploration expenditures of $1.4 million and $0.6 million increase in additions to property, plant and equipment partially offset by the sale of certain marketable securities.

     Cash provided by financing activities was $28.0 million in the first quarter of 1996 as a result of the Company's Notes Offering. There was no cash provided by financing activities in the first quarter of 1995.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1995

     Consolidated operating revenues decreased approximately $767 thousand for the first quarter of 1996 compared to the first quarter of 1995 due to smaller mark to market increases on work in process inventories and investment bullion during the quarter ($470 thousand increase in the first quarter of 1996 compared to $921 thousand increase in the same period in 1995); and a reduction in sales volumes (457,000 ounces of silver in the 1996 quarter compared to 619,000 ounces in the 1995 quarter). The reduction in sales volumes was due to a drawdown in work-in- process inventories in the first quarter of 1995 resulting from the suspension of operations of the Company's silver refinery during the 1995 quarter, which resulted in shorter processing time before sales recognition of silver and copper concentrates to a third party smelter. These decreases were partially offset by increased sales volumes resulting from a 177,000 ounce (47%) increase in production in the 1996 quarter and an $0.83 (17.1%) increase in average silver price received per ounce.

     Cost of sales decreased $1.4 million (28%) (from $5.0 million in the first quarter of 1995 to $3.6 million in the first quarter of 1996) due to the drawdown in inventories in 1995, as discussed above, and lower unit production costs. Unit production costs decreased primarily due to a 47% increase in silver production and a 15.6% increase in average grades from 1995 to 1996 (554 thousand ounces produced from 31,037 tons at 18.42 ounces per ton in 1996 versus 377 thousand ounces from 24,534 tons at 15.93 ounces per ton in 1995).

     Exploration expense increased $1.4 million (28%) for the first quarter of 1996 compared to the same period in 1995 in keeping with the Company's plan to increase exploration spending at the Sunshine mine, the Pirquitas property in Argentina, and other sites in Argentina, Peru and Colorado.

     Depreciation, depletion and amortization increased by approximately $100 thousand as a result of increased production in the 1996 period.

     Interest income decreased by $162 thousand (47%) due to lower invested cash balances.

     Interest expense increased $161 thousand due to the Notes Offering completed in March, 1996. (See "Liquidity and Capital Resources.")

                      SUNSHINE MINING AND REFINING COMPANY

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On March 22, 1996, a complaint was filed in the United States District Court for the District of Idaho on behalf of the United States Department of the Interior, United States Department of Agriculture and the Environmental Protection Agency against Sunshine, Sunshine Precious Metals, Inc. (SPMI) and other identified Potentially Responsible Parties (PRPs) for alleged natural resource damages in the Coeur d'Alene Basin. The complaint seeks to recover natural resource damages and response costs under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and the Clean Water Act, and does not identify the amount of damages sought to be recovered. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May, 1986, bars these claims, and that the complaint is without merit.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On March 29, 1996, a special meeting of the stockholders of Sunshine was convened, at which holders of Sunshine's common stock and preferred stock, each voting separately as a class, were asked to vote on the proposed merger of Sunshine with and into Sunshine Merger Company, a wholly-owned subsidiary of Sunshine. On the effective date, the merger will result in the elimination of Sunshine's preferred stock in exchange for common stock and warrants to purchase common stock; all other securities of Sunshine will be converted into identical corresponding securities of Sunshine Merger Company without any action by the holders thereof. On the effective date of the merger, Sunshine Merger Company's name will be changed to Sunshine Mining and Refining Company.

          There were 7,166,186 shares of preferred stock outstanding and entitled to vote at the special meeting. The holders of preferred stock approved the merger proposal by the following vote:

                For:               4,381,202
                Against:             387,867
                Abstain:              39,029


          The meeting was adjourned for lack of a quorum of common stock to April 17, 1996, with the polls remaining open during the interim with respect to the vote by holders of common stock. On April 17, 1996, the meeting was continued to April 30, 1996 for lack of a

          Quorum of Common stock. On April 30, 1996, the meeting was continued, with respect to the vote by holders of common stock, to May 21,1996



ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               Sunshine filed a report on Form 8-K dated March 22, 1996, regarding the closing of the offering of $30,000,000 8% Senior Exchangeable Notes due 2000 (the "Notes") by SPMI. The Notes will be guaranteed by and exchangeable into shares of common stock of Sunshine.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                  SUNSHINE MINING AND REFINING COMPANY




Dated:  May 9, 1996              By: /s/ William W. Davis
                                     ------------------------------------------
                                     William W. Davis Executive Vice President,
                                     Chief Financial Officer and Chief
                                     Accounting Officer

                              INDEX TO EXHIBITS


Exhibit
Number                         Description
- -------                        -----------
EX 27.                    Financial Data Schedule