Form 10-Q
period 1996-06-30
SUNSHINE MINING & REFINING CO
filed 1996-07-29
CIK 833376

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


[X]                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From_________________to___________________

                         Commission File Number 1-10012

                     SUNSHINE MINING AND REFINING COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         75-2618333
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)



                  877 W. Main, Suite 600, Boise, Idaho  83702
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


      Registrant's telephone number including area code (208) 345-0660
                                                       ---------------

- --------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                  Yes X   No
                                                              ---    ---

                                                Number of Shares Outstanding
Title of Each Class of Common Stock                   at July 22, 1996
- ------------------------------------               ---------------------
   Common Stock, $.01 par value                          237,944,037

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 and DECEMBER 31, 1995
                                 (In Thousands)

                                                     June 30      December 31
                                                       1996          1995
                                                    -----------   ------------
                ASSETS
Current assets:
   Cash and cash equivalents                       $     30,192  $      12,837
   Silver bullion                                         8,375          8,976
   Accounts receivable                                    1,718          1,583
   Inventories   (Note 2)                                 2,063          1,477
   Marketable securities                                      7             13
   Other current assets                                   1,408          1,592
                                                    -----------   ------------
      Total current assets                               43,763         26,478

Property, plant and equipment, at cost                  140,567        140,886
  Less accumulated depreciation,
    depletion and amortization                          (69,947)       (69,967)
                                                    -----------   ------------

                                                         70,620         70,919
Other noncurrent assets and deferred charges              6,059          3,737
                                                    -----------   ------------


             Total assets                          $    120,442  $     101,134
                                                    ===========   ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          870            687
  Accrued expenses                                        4,328          2,241
                                                    -----------   ------------

      Total current liabilities                           5,198          2,928

Long-term debt                                           31,515          1,519
Accrued pension and other postretirement benefits         6,465          6,387
Other long-term liabilities and deferred credits          5,943          5,218

Stockholders' equity:
  Cumulative redeemable preferred stock--
    aggregate redemption value:
      December 31, 1995 - $128,203                         -            82,268

  Common stock--$.01 par value;
    400,000 shares authorized; shares issued:
      June 30, 1996 - 242,588
      December 31, 1995 - 196,760                         2,425          1,968
  Paid-in capital                                       704,303        623,337
  Deficit                                              (634,107)      (622,454)
                                                    -----------   ------------
                                                         72,621         85,119
  Less treasury stock, at cost:
    June 30, 1996 -  4,644 shares
    December 31, 1995 - 3,664 shares                      1,300             37
                                                    -----------   ------------
                                                         71,321         85,082
                                                    -----------   ------------


      Total liabilities and stockholder's
       equity                                           120,442        101,134
                                                    ===========   ============

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                               QUARTER               SIX MONTHS
                                                1996       1995         1996       1995
                                             ---------  ---------   ----------  ---------
Operating revenues                           $   4,025  $   4,121   $    7,352  $   7,749
Mark to market gain (loss)                      (1,074)      (655)        (604)       281
                                             ---------  ---------   ----------  ---------
                                                 2,951      3,466        6,748      8,030
                                             ---------  ---------   ----------  ---------
Costs and expenses:
   Cost of sales                                 4,580      4,935        8,205      9,970
   Depreciation, depletion
      and amortization                           1,061        818        2,021      1,677
   Exploration                                   1,950      1,227        4,474      2,344
   Selling, general and
      administrative expense                     1,367      1,427        2,619      2,878
                                             ---------  ---------   ----------  ---------
                                                 8,958      8,407       17,319     16,869
                                             ---------  ---------   ----------  ---------
Operating loss                                  (6,007)    (4,941)     (10,571)    (8,839)
Other income (expense):
   Interest income                                 429        390          611        734
   Interest expense                               (990)      (208)      (1,286)      (343)
   Other, net                                       25        178           83        242
                                             ---------  ---------   ----------  ---------
                                                  (536)       360         (592)       633
                                             ---------  ---------   ----------  ---------

Net loss                                        (6,543)    (4,581)     (11,163)    (8,206)

Retirement of preferred stock                   40,124       -          40,124       -
Preferred stock dividend requirements             -        (2,558)      (2,622)    (5,117)
                                             ---------  ---------   ----------  ---------
Income (loss) applicable to common shares    $  33,581  $  (7,139)  $   26,339  $ (13,323)
                                             =========  =========   ==========  =========
Income (loss) per common share:
   Primary                                   $    0.16  $   (0.04)  $     0.13  $   (0.07)
                                             =========  =========   ==========  =========
   Fully diluted                             $    0.15  $   (0.04)  $     0.12  $   (0.07)
                                             =========  =========   ==========  =========
Average common shares outstanding              212,471    193,040      202,230    193,017
                                             =========  =========   ==========  =========

                           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                 (In Thousands)
                                  (Unaudited)

                                                                     1996             1995
                                                                -------------   ---------------
Cash used by operating activities:
  Net loss                                                      $     (11,163)  $      (8,206)
  Adjustments to reconcile loss from operations
    to net cash used by operations:
      Depreciation, depletion and amortization                          2,021           1,677
      Exploration expenditures                                          4,474           2,344
      Amortization of debt issuance costs                                 195            -
      Realized and unrealized gains on
         marketable equity securities                                     (60)            (25)

      Net (increase) decrease in:
        Silver bullion                                                    601             (96)
        Accounts receivable                                              (135)         (1,607)
        Inventories                                                      (586)          1,228
        Other assets and deferred charges                                (340)           (163)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                           1,862              83
        Accrued pension and other postretirement benefits                  79            (224)
        Other liabilities and deferred credits                           (749)            283
                                                                -------------   -------------
    Net cash used by operations                                        (3,801)         (4,706)
                                                                -------------   -------------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment and
        exploration expenditures                                       (6,197)         (2,452)
  Proceeds from investments                                               700             597
                                                                -------------   -------------
    Net cash used by investing activities                              (5,497)         (1,855)
                                                                -------------   -------------

Cash provided by financing activities:
  Retirement of preferred stock                                        (1,028)           -
  Proceeds from issuance of common stock upon exercise
   of stock options and warrants                                            1             102
  Proceeds from issuance of long term debt                             30,000            -
  Debt issuance costs                                                  (2,320)           -
                                                                -------------   -------------
    Net cash provided by financing activities                          26,653             102
                                                                -------------   -------------

Increase (decrease) in cash and cash equivalents                       17,355          (6,459)
Cash and cash equivalents, January 1                                   12,837          26,581
                                                                -------------   -------------

Cash and cash equivalents, June 30                              $      30,192   $      20,122
                                                                =============   =============
Supplemental cash flow information -
  Interest paid in cash                                         $         876   $          63
                                                                =============   =============

                           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1996


 1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the June 1996 presentation. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1995.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                    June 30       December 31
         Metals inventories:                         1996            1995
                                                   ---------      -----------
         Work in process                           $     900        $    512
         Finished goods                                  321             264
         Materials and supplies inventories              842             701
                                                    --------        --------
                                                    $  2,063        $  1,477
                                                    ========        ========

3.       LONG-TERM DEBT

         During the first six months, the Company, through its subsidiary SPMI, issued $30 million in 8% Senior Exchangeable Notes to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See "Management's Discussion and Analysis of Financial Condition."

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

5.       PREFERRED STOCK

         During the first six months, Common and Preferred stockholders approved the merger on May 22, 1996, of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company (which was renamed Sunshine Mining and Refining Company) was the surviving entity.

         The merger resulted in the retirement of all of Sunshine's outstanding $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (the "Preferred Stock") in exchange for approximately 46 million shares of Common Stock and approximately 8 million Warrants to purchase one share of Common Stock at $1.92, and the recognition of a $40.1 million gain applicable to Common shares. See "Management's Discussion and Analysis of Financial Condition."

6.       EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares and common share equivalents, represented by options and warrants, if such common share equivalents have a dilutive effect. Fully diluted earnings per common share computations also assume conversion of outstanding Convertible Subordinated Reset Debentures and 8% Senior Exchangeable Notes, if such conversion has a dilutive effect.

         For the periods presented, the common share equivalents did not have a dilutive effect on the loss per share calculations. In addition, the assumed conversions of debt did not have a dilutive effect on the loss per share calculations for the three and six months ended June 30, 1995. Accordingly, the loss per share calculations for such periods are based on the weighted average number of common shares outstanding during each period. The number of common shares used in the computation of fully diluted earnings per common share for the three and six months ended June 30, 1996, were 234,253 and 224,012, respectively.

                      SUNSHINE MINING AND REFINING COMPANY


          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations for the
                    Six Months Ended June 30, 1996 and 1995

LIQUIDITY AND CAPITAL RESOURCES

         The Company, through Sunshine Precious Metals, Inc. ("SPMI"), its wholly-owned subsidiary, concluded an offering (the "Notes Offering") in March, 1996, conducted in Europe only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Notes") pursuant to the Notes Offering. The net proceeds from the Notes Offering (approximately $27 million) will be used to fund development and exploration opportunities of the Company, and for working capital requirements of the Company. The Company's working capital totaled $38.6 million at June 30, 1996, which will be adequate to fund the Company's anticipated cash requirements for several years.

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

Historical Losses

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

Exploration and Development Activities

         The Company anticipates capital expenditures in 1996 at the Sunshine Mine to be approximately $3 million, including $1.7 million expended in the first six months. In addition, the Company currently projects exploration expenditures for the year will total approximately $10 million at the Sunshine Mine, the Pirquitas property in Argentina, and other projects. Exploration expenditures for the first six months of 1996 totaled approximately $4.4 million.

         The Company has steadily increased its level of exploration expenditures in recent years as it has identified and acquired a growing list of prospects that it felt had the potential to add significantly to operating income, cash flow, and mineral resources and reserves. The acquisition and successful development of such prospects is central to the Company's plan to return to profitability.

Preferred Stock Retirement

         Effective May 22, 1996, Common and Preferred stockholders of Sunshine approved the merger (the "Merger") of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company was the surviving entity and renamed Sunshine Mining and Refining Company, resulting in the retirement of all of Sunshine's outstanding Preferred Stock in exchange for approximately 46 million shares of Common Stock and 8 million Warrants to purchase one share of Common Stock at $1.92. As a result, the Company recognized a $40.1 million gain applicable to Common Shares representing the excess of the aggregate redemption value of the Preferred Stock (including cumulative dividends in arrears of $44.8 million) over the sum of the value of securities issued and related transaction costs.

         Terms of the Merger include a formula whereby, if the average closing price of the Common Stock as reported on the New York Stock Exchange Composite Transactions for the first 120 NYSE trading days after May 22, 1996 is less than $1.75, up to a maximum of 17.2 million additional shares of Common Stock may be issued and the exercise price of the Warrants would be reduced to 110% of such average closing price.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first six months of 1996 was $3.8 million compared to $4.7 million in the first six months of 1995. Cash operating losses increased in the first six months of 1996 by $300 thousand, primarily due to increased interest expense, partially offset by changes in working capital components.

         Approximately $5.5 million of cash was used by investing activities in the first six months of 1996 compared to $1.9 million in the 1995 period. The $3.6 million increase was primarily due to increased exploration expenditures of $2.1 million and $1.6 million increase in additions to property, plant and equipment partially offset by the sale of certain marketable securities.

         Cash provided by financing activities was $26.3 million in the first six months of 1996 including $27.7 million from the Company's Notes Offering, partially offset by the costs associated with the Merger. There was no cash provided by financing activities in the first six months of 1995.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

         Consolidated operating revenues decreased approximately $100 thousand for the second quarter of 1996 compared to the second quarter of 1995 primarily due to a decline in average silver prices received from $5.36 in 1995 to $5.14 in 1996. Sales volumes for both quarters were approximately 660 thousand ounces as increased sales resulting from a 265 thousand ounce (67%) increase in production in the 1996 quarter offset the additional sales in the 1995 quarter due to a drawdown in work-in-process inventories. The 1995 drawdown resulted from the suspension of operations of the Company's silver refinery during the first quarter of 1995, which resulted in shorter processing time before sales recognition of silver and copper concentrates to a third party smelter.

         Mark to market loss on investment bullion and work in process inventories increased $419 thousand as a result of silver prices declining from $5.52 at March 31, 1996 to $4.98 at June 30, 1996 compared to a decline from $5.29 to $5.01 for the corresponding 1995 dates.

         Cost of sales decreased $355 thousand (7.2%) (from $4.9 million in the second quarter of 1995 to $4.6 million in the second quarter of 1996) due to the drawdown in inventories in 1995, as discussed above, and lower unit production costs in 1996. Unit production costs decreased primarily due to a 67% increase in silver production and a 51% increase in average grades from 1995 to 1996 (659 thousand ounces produced from 28,077 tons at 24.17 ounces per ton in 1996 versus 394 thousand ounces from 25,435 tons at 15.96 ounces per ton in 1995). This was partially offset by development costs, which added approximately $500 thousand to such costs in 1996 versus 1995, largely devoted to ramping in the West Chance area of the Sunshine Mine from which no production benefit has yet been received. [Such ramping will provide access to the West Chance area for the Company's newly acquired LHD units, which is the basis for the Company's plan to return the Mine to full production later in 1996.

         Exploration expense increased $723 thousand (59%) for the second quarter of 1996 compared to the same period in 1995 as a result of the Company's increased exploration program. (See "Liquidity and Capital Resources
- - Exploration and Development Activities.")

         Depreciation, depletion and amortization increased by approximately $243 thousand as a result of increased production in the 1996 period.

         Interest income increased by $39 thousand (10%) due to higher invested cash balances partially offset by lower interest rates.
         Interest expense increased $782 thousand due to the Notes Offering completed in March, 1996. (See "Liquidity and Capital Resources.")

THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1995

         Consolidated operating revenues decreased approximately $400 thousand (5.1%) for the first six months of 1996 compared to the first six months of 1995 primarily due to a reduction in sales volume (1.2 million ounces of silver in the first six months of 1996 compared to 1.3 million ounces of silver in the same period of 1995). The reduction in sales volumes was due to a drawdown in work-in-process inventories in the first six months of 1995 resulting from the suspension of operations of the Company's silver refinery during the 1995 period, which resulted in shorter processing time before sales recognition of silver and copper concentrates to a third party smelter. These decreases were partially offset by increased sales volumes resulting from a 440,000 ounce (57%) increase in production in 1996 compared to 1995. The 1996 period reflects a $604 thousand mark to market loss due to a decline in silver prices at June 30 compared to the end of 1995. During the first six months of 1995, silver prices increased resulting in a $281 thousand gain for the period.

         Cost of sales decreased $1.8 million (18%) (from $10 million in the first six months of 1995 to $8.2 million in the first six months of 1996) due to the drawdown in inventories in 1995, as discussed above, and lower unit production costs. Unit production costs decreased primarily due to the 57% increase in silver production and a 34% increase in average grades from 1995 to 1996 (1.2 million ounces produced from 58,317 tons at 21.46 ounces per ton in 1996 versus 773 thousand ounces from 49,969 tons at 15.99 ounces per ton in
1995). This decrease was partially offset by a $700 thousand increase in development costs primarily for ramping in the West Chance area of the Sunshine Mine. (See Three Months discussion above.)

         Exploration expense increased $2.1 million (91%) for the first six months of 1996 compared to the same period in 1995 as a result of the Company's increased exploration program. (See "Liquidity and Capital Resources - Exploration and Development Activities.")

         Depreciation, depletion and amortization increased by approximately $344 thousand as a result of increased production figures in the 1996 period.

         Interest income decreased by $123 thousand due to lower invested cash balances.

         Interest expense increased $944 thousand due to the Notes Offering completed in March, 1996. (See "Liquidity and Capital Resources.")


                      SUNSHINE MINING AND REFINING COMPANY

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 6, 1996, the litigation pending in the United States
         District Court for the District of Delaware that was commenced on January 25, 1995 by Grace Holdings, L.P. was dismissed with prejudice. Grace Holdings, L.P. alleged that the Company's rights offering was an impermissible distribution or dividend under the Certificate governing the Company's Preferred Stock. The litigation was dismissed with prejudice upon the effectiveness of the merger of the Company and a wholly-owned subsidiary, which resulted in the elimination of the Preferred Stock.


ITEM 2.  CHANGES IN SECURITIES

         Effective May 22, 1996, the Company was merged with and into its wholly-owned subsidiary, Sunshine Merger Company whose name was changed to Sunshine Mining and Refining Company. As a result of the merger, the Preferred Stock of Sunshine was eliminated in exchange for Common Stock and warrants to purchase Common Stock. The surviving Company assumed all of the duties and obligations of its predecessor's prior Warrant Agreement and the 8-7/8% Convertible Subordinated Debentures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders of the Company was held on March 29, 1996, for the purpose of approving a merger of the Company into a wholly-owned subsidiary, and by stockholder vote convert the Company's outstanding Preferred Stock into Common Stock and warrants.

         Of the 7,166,186 shares of Preferred Stock outstanding, the merger was approved, as follows:

              For:                         4,381,202
              Against:                       387,867
              Abstain:                        39,029

         Of the 191,996,142 shares of Common Stock outstanding, the merger was approved, as follows:

              For:                       101,831,358
              Against:                     6,945,701
              Abstain:                     3,062,877

         The merger was effective May 22, 1996.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.1    Computation of Earnings Per Common Share (Three
                          Months)

                  11.2    Computation of Earnings Per Common Share (Six Months)

                  27      Financial Data Schedule

         (b)      Reports on Form 8-K

                  On May 29, 1996, the Company filed a Report on Form 8-K reporting the effectiveness of the merger between the Company into its wholly-owned subsidiary.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                               SUNSHINE MINING AND REFINING COMPANY


Dated:  July 29, 1996                     By:  \s\ William W. Davis
                                             ----------------------------
                                                William W. Davis
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

  11.1           Computation of Earnings Per Common Share (Three Months)

  11.2           Computation of Earnings Per Common Share (Six Months)

  27             Financial Data Schedule