Form 10-Q
period 1996-09-30
SUNSHINE MINING & REFINING CO
filed 1996-11-12
CIK 833376

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For The Quarterly Period Ended September 30, 1996

                                     OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For The Transition Period From                  to
                              ------------------  -------------------

                       Commission File Number 1-10012

                    SUNSHINE MINING AND REFINING COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



               DELAWARE                                    75-2618333
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S.Employer
      incorporation or organization)                   Identification No.)



                 877 W. Main, Suite 600, Boise, Idaho  83702
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
                                                              Yes  X   No
                                                                 -----    -----

                                                   Number of Shares Outstanding
Title of Each Class of Common Stock                      at November 7, 1996
------------------------------------                     -------------------
   Common Stock, $.01 par value                               238,108,398

                    SUNSHINE MINING AND REFINING COMPANY
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1996 and DECEMBER 31, 1995
                               (In Thousands)

                                    ASSETS
                                                                          September 30      December 31
                                                                                1996           1995
                                                                          ------------     ------------
Current assets:
   Cash and cash equivalents                                              $     23,303     $     12,837
   Silver bullion                                                                8,127            8,976
   Accounts receivable                                                           1,560            1,583
   Inventories   (Note 2)                                                        1,900            1,477
   Marketable securities                                                             7               13
   Other current assets                                                          1,342            1,592
                                                                          ------------     ------------
      Total current assets                                                      36,239           26,478

Property, plant and equipment, at cost                                         141,006          140,886
  Less accumulated depreciation,
    depletion and amortization                                                 (70,886)         (69,967)
                                                                          ------------     ------------
                                                                                70,120           70,919
Other noncurrent assets and deferred charges                                     5,560            3,737
                                                                          ------------     ------------
                       Total assets                                       $    111,919     $    101,134
                                                                          ============     ============
                  LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
  Accounts payable                                                        $        827     $        687
  Accrued expenses                                                               3,763            2,241
                                                                          ------------     ------------
      Total current liabilities                                                  4,590            2,928

Long-term debt                                                                  31,515            1,519
Accrued pension and other postretirement benefits                                6,152            6,387
Other long-term liabilities and deferred credits                                 5,083            5,218
Stockholders' equity:
  Cumulative redeemable preferred stock--
    aggregate redemption value:
      December 31, 1995 - $128,203                                              -                82,268
  Common stock--$.01 par value;
    400,000 shares authorized; shares issued:
      September 30, 1996 - 242,793
      December 31, 1995 - 196,760                                                2,428            1,968
  Paid-in capital                                                              704,511          623,337
  Deficit                                                                     (641,098)        (622,454)
                                                                          ------------     ------------
                                                                                65,841           85,119
  Less treasury stock, at cost:
    September 30, 1996 -  4,685 shares
    December 31, 1995 - 3,664 shares                                             1,262               37
                                                                          ------------     ------------
                                                                                64,579           85,082
                                                                          ------------     ------------
                 Total liabilities and stockholders' equity               $    111,919     $    101,134
                                                                          ============     ============

                           See accompanying notes.

                    SUNSHINE MINING AND REFINING COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE NINE MONTHS ENDED
                         September 30, 1996 and 1995
                  (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                                                 QUARTER                        NINE MONTHS
                                                      --------------------------       ---------------------------
                                                          1996            1995             1996            1995
                                                      -----------     -----------      -----------      ----------
Operating revenues                                    $     3,974     $     4,419      $    11,327      $   12,167
Mark to market gain (loss)                                   (296)            730             (900)          1,011
                                                      -----------     -----------      -----------      ----------
                                                            3,678           5,149           10,427          13,178
                                                      -----------     -----------      -----------      ----------
Costs and expenses:
   Cost of sales                                            5,183           4,233           13,389          14,203
   Depreciation, depletion
      and amortization                                      1,057           1,047            3,078           2,724
   Exploration                                              2,628           1,702            7,102           4,045
   Selling, general and
      administrative expense                                1,316           1,386            3,935           4,263
                                                      -----------     -----------      -----------      ----------
                                                           10,184           8,368           27,504          25,235
                                                      -----------     -----------      -----------      ----------
Operating loss                                             (6,506)         (3,219)         (17,077)        (12,057)
Other income (expense):
   Interest income                                            319             291              930           1,024
   Interest expense                                        (1,014)           (232)          (2,300)           (575)
   Other, net                                                 210             260              293             502
                                                      -----------     -----------      -----------      ----------
                                                             (485)            319           (1,077)            951
                                                      -----------     -----------      -----------      ----------
Net loss                                                   (6,991)         (2,900)         (18,154)        (11,106)

Retirement of preferred stock                             -               -                 40,124        -
Preferred stock dividend requirements                     -                (2,500)          (2,622)         (7,617)
                                                      -----------     -----------      -----------      ----------
Income (loss) applicable to common shares             $    (6,991)    $    (5,400)     $    19,348      $  (18,723)
                                                      ===========     ===========      ===========      ==========
Income (loss) per common share                        $     (0.03)    $     (0.03)     $     0.090      $    (0.10)
                                                      ===========     ===========      ===========      ==========
Average common shares outstanding                         238,086         193,059          214,366         193,031
                                                      ===========     ===========      ===========      ==========

                           See  accompanying notes.

                    SUNSHINE MINING AND REFINING COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED
                         September 30, 1996 and 1995
                               (In Thousands)
                                 (Unaudited)

                                                                               1996           1995
                                                                           ----------    -----------
Cash used by operating activities:
  Net loss                                                                 $  (18,154)   $   (11,106)
  Adjustments to reconcile loss from operations
    to net cash used by operations:
      Depreciation, depletion and amortization                                  3,078          2,724
      Exploration expenditures                                                  7,102          4,045
      Amortization of debt issuance costs                                         398          -
      Realized and unrealized gains on
         marketable equity securities                                             (60)          (134)

      Net (increase) decrease in:
        Silver bullion                                                            849           (579)
        Accounts receivable                                                        23         (1,597)
        Inventories                                                              (423)         1,453
        Other assets and deferred charges                                        (539)           148

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                   1,093             40
        Accrued pension and other postretirement benefits                        (235)          (250)
        Other liabilities and deferred credits                                 (1,451)             4
                                                                           ----------    -----------
    Net cash used by operations                                                (8,319)        (5,252)
                                                                           ----------    -----------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment and
        exploration expenditures                                               (9,381)        (4,249)
  Proceeds from investments                                                     1,493          1,770
                                                                           ----------    -----------
    Net cash used by investing activities                                      (7,888)        (2,479)
                                                                           ----------    -----------
Cash provided by financing activities:
  Costs associated with conversion of preferred stock into common stock          (865)         -
  Proceeds from issuance of common stock upon exercise of stock
     options and warrants                                                           1            143
  Proceeds from issuance of long term debt                                     30,000          -
  Debt issuance costs                                                          (2,463)         -
                                                                           ----------    -----------
    Net cash provided by financing activities                                  26,673            143
                                                                           ----------    -----------
Increase (decrease) in cash and cash investments                               10,466         (7,588)
Cash and cash investments, January 1                                           12,837         26,581
                                                                           ----------    -----------
Cash and cash investments, September 30                                    $   23,303    $    18,993
                                                                           ==========    ===========
Supplemental cash flow information -
  Interest paid in cash                                                    $    1,583    $       146
                                                                           ==========    ===========

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1996


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the September 1996 presentation. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1995.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                   September 30         December 31
                                                       1996                1995
         Metals inventories:
             Work in process                        $    599             $    512
             Finished goods                              371                  264
         Materials and supplies inventories              930                  701
                                                    --------             --------
                                                    $  1,900             $  1,477
                                                    ========             ========

3.       LONG-TERM DEBT

         During the first nine months, the Company, through its subsidiary SPMI, issued $30 million in 8% Senior Exchangeable Notes to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. See "Management's Discussion and Analysis of Financial Condition."

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

5.       PREFERRED STOCK

         On May 22, 1996, the Company's Common and Preferred stockholders approved the merger of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company (which was renamed Sunshine Mining and Refining Company) was the surviving entity.

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

6.       EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is computed by dividing the earnings
         (loss) applicable to common stockholders by the weighted average number of common shares and common share equivalents, represented by options and warrants, if such common share equivalents have a dilutive effect. Fully diluted earnings (loss) per common share computations also assume conversion of outstanding Convertible Subordinated Reset Debentures and 8% Senior Exchangeable Notes, if such conversion has a dilutive effect.

         For the periods presented, the common share equivalents and the assumed conversions of debt did not have a dilutive effect on the earnings (loss) per share calculations. Accordingly, the loss per share calculations for all periods are based on the weighted average number of common shares outstanding during each period.

                     SUNSHINE MINING AND REFINING COMPANY

         Management's Discussion and Analysis of Financial Condition
                      and Results of Operations for the
                Nine Months Ended September 30, 1996 and 1995

LIQUIDITY AND CAPITAL RESOURCES

         The Company, through Sunshine Precious Metals, Inc. ("SPMI"), its wholly-owned subsidiary, concluded an offering (the "Notes Offering") in March, 1996, conducted in Europe only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Notes") pursuant to the Notes Offering. The net proceeds from the Notes Offering (approximately $27 million) will be used to fund development and exploration opportunities of the Company, and for working capital requirements of the Company. The Company's working capital totaled $31.6 million at September 30, 1996, which will be adequate to fund the Company's anticipated cash requirements for several years pending the Pirquitas development evaluation which is being done now.

         Pirquitas is expected to be a large, low-cost silver/tin producer. The Company has steadily increased its rate of exploration expenditures at Pirquitas over the course of 1996. The Company hopes to complete a feasibility study regarding development of the property by June of 1997. Capital requirements for development of the property may be $100 to $150 million.

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

Exploration and Development Activities

         The Company anticipates capital expenditures in 1996 at the Sunshine Mine to be approximately $2.3 million, including $1.9 million expended in the first nine months. In addition, the Company currently projects exploration expenditures for the year will total approximately $10 million at the Sunshine Mine, the

Pirquitas property in Argentina, and other projects. Exploration expenditures for the first nine months of 1996 totaled approximately $7.1 million.

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

Preferred Stock Retirement

         Effective May 22, 1996, Common and Preferred stockholders of Sunshine approved the merger (the "Merger") of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company was the surviving entity and was renamed Sunshine Mining and Refining Company, resulting in the retirement of all of Sunshine's outstanding Preferred Stock in exchange for approximately 46 million shares of Common Stock and 8 million Warrants to purchase one share of Common Stock at $1.92. As a result, the Company recognized a $40.1 million gain applicable to Common Shares representing the excess of the aggregate redemption value of the Preferred Stock (including cumulative dividends in arrears of $44.8 million) over the sum of the value of securities issued and related transaction costs.

         Terms of the Merger include a formula whereby, if the average closing price of the Common Stock as reported on the New York Stock Exchange Composite Transactions for the first 120 NYSE trading days after May 22, 1996 (through November 11, 1996) is less than $1.75, up to a maximum of 17.2 million additional shares of Common Stock may be issued and the exercise price of the Warrants would be reduced to 110% of such average closing price. Based on the average closing price to date, the Company will issue approximately 17 million additional shares in the fourth quarter.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first nine months of 1996 was $8.3 million compared to $5.3 million in the first nine months of 1995. Cash operating losses increased in the first nine months of 1996 by $3.1 million, primarily due to an increase of $1.8 million in net interest expense and $900 thousand mark to market loss in the 1996 period compared to a $1 million gain in the 1995 period, partially offset by changes in working capital components.

         Approximately $7.9 million of cash was used by investing activities in the first nine months of 1996 compared to $2.5 million in the 1995 period. The $5.4 million increase was primarily due to increased exploration expenditures of $3.1 million and a $2.1 million increase in additions to property, plant and equipment. Proceeds from the sale of certain marketable securities for the 1996 and 1995 periods were $1.5 million and $1.8 million, respectively.

         Cash provided by financing activities was $26.7 million in the first nine months of 1996 including $27.5 million from the Company's Notes Offering, partially offset by the costs associated with the Merger. Cash provided by financing activities in the first nine months of 1995 was $0.1 million.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Consolidated operating revenues decreased $486 thousand (11%) for the third quarter of 1996 compared to the third quarter of 1995 primarily due to a decline in average silver prices received from $5.35 in 1995 to $5.05 in 1996 and a decline in sales volumes of 81 thousand ounces of silver partially offset by an increase in by-product sales revenue. The decreased sales resulted from a 34 thousand ounce (6%) decrease in production in the 1996 quarter and additional sales in the 1995 quarter due to a drawdown in work-in-process inventories. The decrease in production was primarily due to a rockburst in the mine which delayed approximately 70 thousand ounces of production. The 1995 drawdown resulted from the suspension of operations of the Company's silver refinery during the first quarter of 1995, which resulted in shorter processing time before sales recognition of silver and copper concentrates to a third party smelter.

         Mark to market loss on investment bullion and work in process inventories was $296 thousand as a result of silver prices declining from $4.98 at June 30, 1996 to $4.83 at September 30, 1996 compared to a $730 thousand gain in the 1995 quarter resulting from an increase in silver prices from $5.01 to $5.44 for the corresponding 1995 dates.

         Cost of sales increased $951 thousand (22.5%) (from $4.2 million in the third quarter of 1995 to $5.2 million in the third quarter of 1996) due primarily to increased development costs and associated waste haulage. Development work was devoted to ramping in the West Chance area of the Sunshine Mine from which no production benefit has yet been received. Such ramping will provide access to the West Chance area for the Company's newly acquired rubber-tired loaders, which is the basis for the Company's plan to return the Mine to full production by year end. Silver production totaled 537 thousand ounces produced from 23,565 tons at 23.64 ounces per ton in 1996 versus 563 thousand ounces from 29,056 tons at 20.27 ounces per ton in 1995.

         Exploration expense increased $926 thousand (54%) for the third quarter of 1996 compared to the same period in 1995 as a result of the Company's increased exploration program, particularly at Pirquitas. (See "Liquidity and Capital Resources - Exploration and Development Activities.")

         Interest expense increased $782 thousand due to the Notes Offering completed in March, 1996. (See "Liquidity and Capital Resources.")

THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Consolidated operating revenues decreased approximately $840 thousand (6.9%) for the first nine months of 1996 compared to the first nine months of 1995 primarily due to a reduction in sales volume (1.8 million ounces of silver in the first nine months of 1996 compared to 2.0 million ounces of silver in the same period of 1995). The reduction in sales volumes was due to a drawdown in work-in-process inventories in the first nine months of 1995 resulting from the suspension of operations of the Company's silver refinery during the 1995 period, which resulted in shorter processing time before sales recognition of silver and copper concentrates to a third party smelter. This drawdown was partially offset by increased sales volumes resulting from a 413,000 ounce (31%) increase in production in 1996 compared to 1995. The 1996 period reflects a $900 thousand mark to market loss due to a decline in silver prices at September 30 compared to the end of 1995. During the first nine months of 1995, silver prices increased resulting in a $1 million gain for the period.

         Cost of sales decreased $814 thousand (6%) (from $14.2 million in the first nine months of 1995 to $13.4 million in the first nine months of 1996) due to the drawdown in inventories in 1995, as discussed above. Increased development costs were offset by lower unit production costs. Unit production costs decreased primarily due to the 31% increase in silver production and a 27% increase in average grades from 1995 to 1996 (1.7 million ounces produced from 81,882 tons at 22.09 ounces per ton in 1996 versus 1.3 million ounces from 79,025 tons at 17.46 ounces per ton in 1995). The $1.3 million increase in development costs was devoted to ramping and associated waste haulage which will provide stoping access to the West Chance vein in the Sunshine Mine. (See Three Months discussion above.)

         Exploration expense increased $3.1 million (76%) for the first nine months of 1996 compared to the same period in 1995 as a result of the Company's increased exploration program, primarily at Pirquitas. (See "Liquidity and Capital Resources - Exploration and Development Activities.")

         Depreciation, depletion and amortization increased by approximately $355 thousand as a result of increased production figures in the 1996 period.

         Interest expense increased $1.7 million due to the Notes Offering completed in March, 1996. (See "Liquidity and Capital Resources.")

         Other, net decreased $209 thousand due to a decrease in gains from the sale of investments.

                     SUNSHINE MINING AND REFINING COMPANY

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On September 5, 1996, the United States District Court for the District of Idaho granted the motion of the Coeur d'Alene Tribe of Idaho (the "Tribe") to reopen the Tribe's lawsuit alleging natural resource damage claims against Sunshine and other defendants, and to consolidate the discovery and motions practice of the Tribe's lawsuit with the United States government's natural resource damage claims currently pending against Sunshine and other defendants in that court. The Tribe's lawsuit against Sunshine and the other defendants had been administratively terminated by the United States District Court for the District of Idaho in 1992.

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 30, 1996 at Sunshine's Annual Meeting of Stockholders, for which proxies were solicited pursuant to Regulation 14A, holders of common stock voted on the following matters:

         1. The following nominees for director were elected by the vote indicated:

                                                                          Broker
                   Name                       For         Withheld      Non-votes
                   ----                       ---         --------      ---------
             G. Chris Andersen            160,468,338     4,054,869         0
             V. Dale Babbitt              160,452,814     4,070,393         0
             George M. Elvin              160,609,057     3,914,150         0
             Daniel D. Jackson            160,428,464     4,094,743         0
             Oren G. Shaffer              160,564,558     3,958,649         0
             Robert B. Smith, Jr.         160,535,615     3,987,592         0
             John S. Simko                160,514,251     4,008,956         0

         2.  The proposal to adopt the 1995 Employee Nonqualified
             Stock Option Plan of the Company was approved by the following vote:

             For:                         147,154,005
             Against:                      12,070,428
             Abstain:                       5,298,774
             Broker Non-Votes                       0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K

                 None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                           SUNSHINE MINING AND REFINING COMPANY



Dated: November 11, 1996           By: /s/ William W. Davis
                                       ---------------------
                                   William W. Davis
                                   Executive Vice President and
                                   Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
