Form 10-K405
period 1996-12-31
SUNSHINE MINING & REFINING CO
filed 1997-02-28
CIK 833376

================================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    ------------

                      ----------------------------------

COMMISSION FILE NO. 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        75-2618333
   (State or other jurisdiction                     (IRS Employer Identification
 of incorporation or organization)                             Number)

   877 W. MAIN STREET, SUITE 600                                83702
           BOISE, IDAHO                                      (Zip Code)
       (Address of principal
        executive offices)

              Registrant's telephone number, including area code:
                                 (208) 345-0660

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                      ON WHICH REGISTERED
             -------------------                      -------------------
        Common Stock, $0.01 par value               New York Stock Exchange

Convertible Subordinate Reset Debentures Due        New York Stock Exchange
                July 15, 2008


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

 Warrants, expiring May 22, 2001, for the purchase of one share of Common Stock

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


                                                                             [X]
                                                        (CONTINUED ON NEXT PAGE)

                                                  (CONTINUED FROM PREVIOUS PAGE)

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT FEBRUARY 14, 1997 WAS $255,033,039. FOR PURPOSES OF THIS COMPUTATION, ALL OFFICERS, DIRECTORS AND BENEFICIAL OWNERS OF 10% OR MORE OF THE COMMON STOCK OF THE REGISTRANT ARE DEEMED TO BE AFFILIATES. SUCH DETERMINATION SHOULD NOT BE DEEMED AN ADMISSION THAT SUCH OFFICERS, DIRECTORS AND BENEFICIAL OWNERS ARE AFFILIATES.

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Title of Each Class                      Number of Shares Outstanding
       of Common Stock                            at February 14, 1997
       ---------------                            --------------------
COMMON STOCK, $0.01 PAR VALUE                          255,033,039


                      DOCUMENTS INCORPORATED BY REFERENCE

         SUNSHINE MINING AND REFINING COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING TO BE HELD IN JUNE 1997 (PART III).

================================================================================

                                     PART I

1.       BUSINESS.

GENERAL

         Sunshine Mining and Refining Company ("Sunshine" or the "Company") owns the Pirquitas Mine in the Jujuy Province of Northwest Argentina and the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho. The Company has five additional exploration concessions in Argentina, where it is emphasizing exploration work in the northern part of the country. The Company also leases the Revenue Virginius property near Ouray, Colorado, which contains a significant silver resource and is being held pending higher silver prices. The Company's silver reserves and resources are as follows:

                                                         Silver Ounces  (in millions)
                                  -------------------------------------------------------------------------
                                       Proven and               Measured and         Inferred
                                  Probable Reserves         Indicated Resources      Resources        Total
                                  -----------------         -------------------      ---------        -----

Pirquitas Mine                             -                     118.0                193.0          311.0
Sunshine Mine                           35.0                       2.0                177.0          214.0
Revenue Virginius Mine                   6.2                       4.2                 36.0           46.4
                                   ---------                ----------            --------        --------
Total                                   41.2                     124.2                406.0          571.4


         The Company acquired the Pirquitas Mine in November, 1995, and since that time has conducted an active exploration drilling and sampling program on the site. Thus far at Pirquitas the Company has identified over 300 million ounces of silver resources and 300 million pounds of tin resources of which 118 million ounces of silver and 117 million pounds of tin are in the measured and indicated category. The Company believes that the property can be developed using low-cost open-pit mining methods. Metallurgical testing, expected to be completed in the first half of 1997, has thus far demonstrated excellent recoveries of silver. Upon completion of the metallurgical testwork, if favorable, the Company expects that a significant portion of the measured and indicated resource will be classified as a proven and probable reserve.

         During 1996 a geophysical study in the area of Pirquitas was undertaken as a part of the exploration program. The study included magnetometer and induced polarization geophysical methods which identified numerous anomalies believed to be associated with silver and tin mineralization. Several anomalies are located outside of the area being evaluated under the present exploration program, indicating considerable potential to expand the current resource.

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

         The Company's earnings are directly related to the price of silver, which has been depressed since 1985. As a result, the Company has reported operating losses and negative cash flow from operations since that time. In response to low silver prices, in June 1991 the Company curtailed the Sunshine Mine production from approximately 1,000 tons of ore per day to approximately 450-500 tons of ore per day. At low silver prices, curtailed operations have resulted in lower aggregate operating losses and cash requirements than either full operations or the maintenance and holding costs associated with a complete mine shutdown. However, production costs per ounce of silver increased as a result of the curtailment.

         In recent years, exploration and development work at the Sunshine Mine focused on the West Chance system, discovered in 1992-1993. At January 1, 1997, proven and probable reserves identified in the West Chance totaled 12.6 million ounces of silver, and all categories of resources in the West Chance totaled 68.4 million ounces of silver. Development of the West Chance ore body continues. Mining is in progress in four conventional stopes on the 3100 level and two ramp-developed stopes on the 3700 level. Four additional ramp-developed stopes are nearing production below the 3100 level. Initial ramp development on the 2700 level will be completed in 1997 with production commencing by mid- year. As a result, production increased in the fourth quarter of 1996 such that by year end it was more than 75% of capacity. The Company expects to increase this production level during 1997.

         The accuracy of these forward looking statements regarding production, reserves, resources and cash costs at the Pirquitas Mine and the Sunshine Mine will depend upon the actual grade, quantity and other qualities of recoverable resources, which may differ from current estimates.

         Effective May 22, 1996, the Company's stockholders approved a transaction to eliminate Sunshine's outstanding $11.94 (Stated Value) Cumulative Redeemable Preferred Stock. The transaction was structured as a merger into a wholly- owned subsidiary, which became the surviving entity, and was renamed Sunshine Mining and Refining Company. Pursuant to the transaction, Preferred Stock with a liquidation preference of $130 million was eliminated in exchange for approximately 63 million shares of Sunshine common stock and 7.6 million warrants to buy common stock at a price of $1.38 per share. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         In March 1996, the Company, through Sunshine Precious Metals, Inc. ("SPMI"), its wholly owned subsidiary, completed an offering (the "Notes Offering") of convertible debt securities (the "Eurobonds") conducted in Europe only to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933, as amended. SPMI issued an aggregate principal amount of $30 million, of which the Company received net proceeds of approximately $27 million. The Eurobonds mature in March 2000, bear interest at 8% per annum, and are convertible into common stock at an exchange price of $1.4375 per share, subject to reset to a minimum of $1.00 per share. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For information regarding Sunshine's business, certain classes of products or services and sales to certain significant customers, see Notes 10 and 11 of Notes to Consolidated Financial Statements included elsewhere herein.

         Sunshine is incorporated under the laws of the state of Delaware and maintains its principal executive offices at 877 West Main Street, Suite 600, Boise, Idaho 83702.

SILVER SUPPLY, DEMAND, AND PRICES

         According to studies published by the Silver Institute in its World Silver Survey and/or by CPM Group (precious metal industry consultants), over 800 million ounces of silver surplus to the market's needs were generated in the period from 1979 to 1989. These surpluses were generated in response to high silver prices, which, in constant 1996 dollars, averaged approximately $17.28 per ounce in the eleven year period from 1974 to 1984, inclusive. As a result, silver supplies increased significantly during the period.

         According to these same sources, since 1990 the demand for silver has exceeded supply, with liquidation of above ground stocks satisfying the production shortfalls. The availability of the surpluses generated from 1979 to 1989 has contributed to the continuing low price of silver, which in the seven years ending 1996 averaged approximately $4.62 (in constant 1996 dollars).

         According to the same industry data, the cumulative deficits in the silver market from 1990 to 1996 has exceeded 700 million ounces, with annual deficits in recent years exceeding 150 million ounces. This data suggests that, if deficits to the market continue at approximately 150 million ounces per year, the cumulative deficit since 1990 will soon exceed the surplus generated between 1979 and 1989. As a result, above-ground silver stocks appear to have declined to approximately the same level as existed in 1979.

         The Company believes that as above-ground silver stocks continue to decline, it will become more difficult for the deficits to be filled from these stocks, and that the silver price should increase significantly in response. Therefore, the Company is continuing to try to maintain and add to its silver production capacity. Until such time as silver prices increase significantly or the Company significantly reduces its average production cost, the Company will operate at a loss.

         These statements regarding the available supply of silver and the resulting anticipated effect on the price of silver are forward looking, and the actual worldwide demand for and supply of silver, and the effects of supply and demand on the price of silver, may vary from the above discussion. The price of silver is also influenced by factors other than supply and demand including, but not limited to, worldwide economic and political conditions, expectations as to inflation and speculative activity in the market.

OPERATIONS

PIRQUITAS

         The Pirquitas property was acquired by the Company in November, 1995 for $1.7 million. Pirquitas is Argentina's largest historic producer of silver and tin, with 27 million ounces of silver production and 20 thousand tonnes (metric tons) of tin production from its underground workings between 1936 and 1990. Historic production was confined to a system of closely-spaced sheeted veins. The property has been inactive since 1990. The Company believes the mine can be a large, low-cost, open-pit silver and tin producer.

         Pirquitas is located in the Puna de Atacama of northwestern Argentina in the province of Jujuy at an elevation of over 14,000 feet. The nearest major city is the provincial capital, San Salvador de Jujuy, which is about

355 km southeast of Pirquitas. The Chilean and Bolivian borders lie 50 km west and 60 km to the north, respectively.

         The Company is conducting an extensive drilling and underground sampling program that has identified a measured and indicated resource of 19.9 million tons of ore at an average grade of 5.7 ounces silver per ton and .29% tin, containing 118 million ounces of silver and 117 million pounds of tin. Additionally, an inferred resource totaling 193 million ounces of silver has been estimated, principally on strike to the east and in conjunction with the high-grade Oplaca zone.

         The Company has completed over 74 thousand feet of reverse air and core drilling, and sampled from over 5500 feet of underground workings in its evaluation of the property. Over 24 thousand assays have been taken from samples split from each meter of drilling and underground sampling. The total cost of the work at the property in 1996 was over $6 million, all of which was charged to exploration expense.

         Pirquitas represents the southernmost known economic deposit associated with the Bolivian tin belt which extends in an arc from Peru to Argentina. The southernmost Bolivian tin deposits show an increase in silver content, whereas silver is negligible in the tin occurrences of northern Bolivia. Tin belt mineralization occurs in veins, stockworks, breccias, disseminations, and mantos. The majority of deposits are associated with small stocks 1-2 km in diameter, exhibiting many characteristics of porphyry copper systems.

         Drill tested mineralization is contained within an area of about 1100 feet in length and to a depth of approximately 750 feet. Geophysical survey results, drilling, historic mine development, and geologic mapping indicate a zone of mineralization extending approximately one mile along the main deposit trend. Drilling along this strike is planned for 1997. The deposit is also open at depth, as noted by drill holes ending in mineralization. Recent geophysical studies indicate the possible presence of an intrusive body within 700 meters of the surface. The intrusive may be the source for generating magmatic hydrothermal activity which resulted in the deposition of the silver-tin mineralization at Pirquitas. In nearby Bolivian silver/tin districts, such intrusives contain most of the silver-tin mineralization. The intrusive target is being drilled early in 1997.

         The Company expects to complete metallurgical studies in the first half of 1997 to define metal recoveries and processing economics. Results thus far have indicated excellent recoveries of silver through conventional flotation and gravity circuits. Defining plant capital and operating costs, maximizing silver recoveries and improving tin recoveries are the principal objectives of the remaining work. If the final results are favorable, the Company expects to classify most of the measured and indicated resource at the property (118 million ounces) into a proven or probable reserve category and commence feasibility studies to be used in financing the development of the property.

THE SUNSHINE MINE AND REFINERY COMPLEX

         The Sunshine Mine and Refinery Complex, located in the Coeur d'Alene Mining District near Kellogg, Idaho, is comprised of the Sunshine Mine, a 1,000-ton-per-day concentrator, an antimony refinery, a silver refinery and associated facilities. The facility is an integrated operation which can produce refined silver with 99.99% purity.

         SPMI owns substantially all of the mining claims comprising the Sunshine Mine. Electrical power is supplied from two local utilities, the facilities are in good and operable condition, and access to the property is by paved roads maintained by the county.

          The Sunshine Mine is a primary silver-producing underground mine which began operations in 1884 and has produced approximately 340 million ounces of silver since that time. Mining operations are currently focused at depths from 2,700 feet to 5,000 feet although the Mine's workings extend to 5,600 feet.

         The ore extracted from the Sunshine Mine is introduced to the 1,000-ton-per-day flotation concentrator, which produces two concentrates, a high-grade silver concentrate which is transferred to the antimony refinery for antimony removal, and a lead concentrate which is shipped directly to a smelter for further processing.

         After antimony removal, the silver concentrate can be either transferred to the silver refinery for recovery of silver and copper, or sold to a commercial smelter. Factors which influence Sunshine's decision to refine its products internally or sell them to a smelter include levels of production, costs of reagents and available smelter contract terms. The refinery was designed and built to recover up to 8.0 million ounces of silver from concentrates annually. The refinery produced approximately 2.7 million ounces of silver in 1994 and, as a result of the low level of through-put, Sunshine suspended operations at the silver refinery in 1995 pending higher levels of available feed. Until the refinery reopens, Sunshine will sell its silver-copper concentrates to a nearby smelter for processing. Suspension of refinery operations has not had a material impact on Sunshine's results of operations or cash flows.

         To minimize cash used by operations, the Sunshine Mine adopted a curtailed operating plan on June 1, 1991, reducing annual production from approximately 1,000 tons per day to approximately 450-500 tons per day. At silver prices prevailing in recent years, curtailed mining operations have resulted in lower aggregate operating losses and cash requirements than either full operations or a complete mine shutdown, and permitted the Company to conduct its West Chance exploration and development program.

         As development of the West Chance ore body advanced in 1996, production increased such that at year end the mine's production averaged more than 75% of capacity (750 tons per day). The Company expects to increase that rate over the course of 1997 to achieve capacity production during 1997. As a result of increased production, the Company has seen its cash cost of production decline significantly.

          Ore and metals produced during 1996, 1995 and 1994, respectively, were as follows:

                                                                          1996           1995        1994
                                                                          ----           ----        ----



             Tons of Ore  . . . . . . . . . . . . . . . . . . . . .      120,910        101,240     107,056

             Metals Recovered:

                  Ounces of Silver  . . . . . . . . . . . . . . . .    2,577,895      1,731,714   2,079,290

                  Pounds of Copper  . . . . . . . . . . . . . . . .      671,701        731,312     826,058

                  Pounds of Antimony  . . . . . . . . . . . . . . .      534,013        578,062     474,271

                  Pounds of Lead  . . . . . . . . . . . . . . . . .    2,546,852        986,503     620,656





         These metals were recovered from ore containing an average of 22.04,
17.66 and 20.08 ounces of silver per ton, in 1996, 1995 and 1994, respectively. Metallurgical recoveries were 97% of the contained silver and copper, and 92% of the contained lead.

         Production increased in 1996 as the Company completed initial development of the West Chance ore body. It is expected that the bulk of the Company's production during 1997 will be from this system. Initial development was completed on the 3100 and 3700 levels, with an additional development on the 2700 level to be completed in 1997.

         The Sunshine Mine's proven and probable ore reserves, which include the West Chance reserves, were estimated by the Company's technical personnel at January 1, 1997, to be 1.6 million tons of ore containing 36.2 million ounces of silver, 12.9 million pounds of copper, and 25.5 million pounds of lead. The weighted average ore grades, adjusted for mining dilution, are 21.7 ounces per ton silver, .39% copper, and 2.23% lead.

         Reserves increased by 5.5 million ounces of silver from the prior year (net of production) due to the exploration and development of the West Chance in 1996. West Chance proven and probable reserves total 12.6 million ounces of silver, and all categories of resources in the West Chance total 68.4 million ounces of silver at January 1, 1997.

         During the three years ended December 31, 1996, the Sunshine Mine accounted for all of the Company's silver production, and approximately 85% of the Company's silver reserves at January 1, 1997. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

         In addition to the West Chance, the Sunshine Mine has a number of other systems which have yet to be fully evaluated. The Company's geologists believe many of these systems could have significant mineralization. Some of these favorable structures continue to the east. The acquisition of the ConSil property in 1995 permits evaluation of these veins and expands the Company's resource base. The ConSil property, comprised of 99 mining claims (1233 acres), contains a shaft from the surface to a depth of 5400 feet. The Company's future plans include upgrading the shaft to use as an exploration/production facility for systems in the eastern part of the Sunshine Mine.

         The hourly employees at the Sunshine Mine are represented by the United Steelworkers of America (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "Unions"). Effective May 1, 1994, the Unions and SPMI entered into new six-year labor agreements. The salient features of the agreements are (1) continuation of the flexible wage scale making wages variable with silver prices, with some increase in direct hourly wages; (2) the ability of either party to reopen negotiations on wages and benefits at the end of the third year, subject to mandatory arbitration if agreement is not reached; and (3) an increase in pension benefits in exchange for the elimination of Company provided retiree medical benefits for the current work force. In February, 1997, the Unions notified SPMI that they were exercising their option to reopen negotiations on wages and benefits.

OTHER EXPLORATION PROJECTS

REVENUE-VIRGINIUS

         The Revenue-Virginius project is located eight miles southwest of the town of Ouray in southwestern Colorado. Primarily an underground narrow-vein silver property, it also contains significant gold, base metals and antimony values. Sunshine controls the property under a mining lease calling for minimal property payments and work commitments. The property currently contains reserves of over 6.2 million ounces of silver, and total silver resources exceeding 40 million ounces. Other metals contained in reserves and resources total 105,000 ounces gold; 78,000 tons lead; 6,200 tons copper; and 24,000 tons zinc. The Company is holding the property pending higher silver prices.

OTHER EXPLORATION IN ARGENTINA

         In addition to Pirquitas, Sunshine has obtained five additional concessions in Argentina where the Company expects to focus much of its exploration effort in 1997. The Abra Rabon and Abra Huancar concessions are located in Jujuy Province, the Cobre concession is located in Salta Province, and the Cerro Choique and Loma Negro concessions are located in Rio Negro Province. Evaluation work is currently being conducted on these concessions, which cover a total of approximately 105,000 acres. The most advanced of these is Cerro Choique.

CERRO CHOIQUE

         Cerro Choique is located in northern Patagonia, province of Rio Negro, approximately 25 kms east of Los Menucos. The property consists of two concessions including Cerro Choique and Loma Negra covering over 14,530 hectares (35,900 acres). Gold mineralization occurs in silicified volcanic rocks consisting of rhyolites and pyroclastic volcanic rocks with varying composition, of triassic age. The zone of associated alteration extends for at least 2,100 meters trending in a northeast-southwest direction and is up to 600 meters wide. Exploration has consisted of 1) surface rock geochemical analysis, 2) constructing 4,650 meters of trenches across the silicified/mineralized zone, and 3) drilling six reverse circulation holes (1,076 meters total) on wide spaced centers to test several of the gold anomalies. Rock geochemical and drill assay results have defined numerous zones ranging from 0.2 - 4.34 ppm gold. Although the exploration program has, to date, not defined an area of economic importance, it has given sufficient encouragement to merit further exploration work in order to thoroughly evaluate this major epithermal gold anomaly.

EXPLORATION IN PERU

         The Company established an office in Lima, Peru in 1994. Since that time it has actively reviewed and bid for a number of properties. As it hasn't at this time established a significant prospect inventory, the Company is evaluating the merits of continuing to fund a significant exploration effort in Peru. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

REFINING TECHNOLOGY

         Numerous ore bodies worldwide contain antimony and arsenic which, due to environmental concerns, often must be removed before shipment to a smelter for processing or the ore will be subject to significantly increased processing costs. The Company possesses patented technology to safely remove these materials, and in the case of antimony, to produce a marketable product. The Company uses this technology to remove antimony from its own concentrates and has recently begun processing concentrates from two other mines in the Coeur d'Alene district.

MARKETING

         The Company's primary product can be either refined silver which is sold to industrial customers or precious metals dealers, or silver-copper and lead concentrates which are sold to smelters. Prices received for refined silver are based on market prices at the time of shipment. Prices received for the silver-copper concentrate are based on prices for silver and copper during a quotational period shortly after shipment. The Company bases its decisions on whether to refine its products internally or sell them to a smelter based on internal production costs versus available smelter contract terms. The Company's refined silver, antimony and copper products are generally marketed directly to metals dealers or industrial customers. See Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

OTHER BUSINESS AND REGULATORY FACTORS

         The Company's precious metals operations are intensely competitive and subject to risks and regulations inherent in and applicable to mining generally and the precious metals industry specifically. Competition in the precious metals mining industry, and particularly the silver mining industry, is very volatile. The market for gold and silver is international and there is no significant marketing advantage in domestic production versus international production. No single source of silver is significant to the world market, and many of the principal sources of silver as a primary metal have been forced to close as a result of continued low silver prices over the past several years. As a result, the largest sources of silver at the present time are gold, copper, lead and zinc mines which produce silver as a by-product, and whose economics are not significantly related to the price of silver.

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

         The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's operations, or may cause material changes or delays in the Company's intended activities. Currently, the Company does not expect to incur any material capital expenditures associated with environmental regulations (such as expenditures for relevant control facilities) during the fiscal year 1997. See
Note 9 of Notes to Consolidated Financial Statements included elsewhere herein; and "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS." The Company also does not anticipate any material effect from compliance with environmental, health, and safety laws, regulations and ordinances.

EMPLOYEES

         At December 31, 1996, Sunshine and its subsidiaries, including SPMI, employed approximately 330 persons; 291 of whom are located at the Kellogg facilities. SEE "ITEM 1. BUSINESS. THE SUNSHINE MINE AND REFINERY COMPLEX."

1.  PROPERTIES.

         The information regarding the properties of Sunshine is set forth under ITEM 1. BUSINESS, above, and in the Notes to Consolidated Financial Statements included in Part II hereof.

2.  LEGAL PROCEEDINGS

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

         At the first site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the "Smelter Area") and the residential and certain commercial areas primarily in the cities of Kellogg,

Smelterville and Pinehurst, Idaho encompassed by the Site (the "Residential Areas"). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to take approximately seven years and the Company estimates its (including SPMI's) share (12.4%) of the remediation costs will be approximately $3 million, of which approximately $2 million has been spent through December 31, 1996.

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

         On March 22, 1996, a complaint was filed in the United States District Court for the District of Idaho on behalf of the United States Department of the Interior, United States Department of Agriculture and the Environmental Protection Agency against Sunshine, SPMI and other identified PRPs for alleged natural resource damages in the Coeur d'Alene Basin. The complaint seeks to recover natural resource damages and response costs under CERCLA and the Clean Water Act, and does not identify the amount of damages sought to be recovered. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May, 1986, bars these claims, and that the complaint is without merit.

         On September 5, 1996, the United States District Court for the District of Idaho granted the motion of the Tribe to reopen the Tribe's lawsuit, and to consolidate the discovery and motions practice of the Tribe's lawsuit with the United States government's natural resource damage claims currently pending against Sunshine and other defendants in that court.

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

OTHER LITIGATION

         On March 29, 1995, a complaint was filed against the Company in Delaware Chancery Court, New Castle County, by Harbor Finance Partners, a Colorado Partnership, requesting class action status and alleging that the rights and warrants issued incident to the Company's rights offering in 1994 were an impermissible distribution or dividend under the Certificate. On May 21, 1996, a majority of the Company's Preferred and Common stockholders approved a Merger, the effect of which was to convert all shares of Preferred stock into Common. As a result of the Merger, all parties to the Delaware Chancery Court litigation brought by Harbor Finance Partners agreed that the action was moot. The Company has agreed to pay plaintiffs' counsel fees and expenses of $47,500 to resolve their claim for services rendered in the litigation.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Sunshine's fiscal year ended December 31, 1996.

                                    PART II

5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Sunshine's Common Stock is listed for trading on the New York Stock Exchange (symbol "SSC"). Sunshine currently does not pay cash dividends on its Common Stock and has not paid any since the third quarter of 1981. At February 14, 1997, Sunshine had approximately 33,000 holders of record of its Common Stock. On February 14, 1997, the closing price of the Common Stock price as reported on the New York Stock Exchange, Inc. composite transactions was $1.00.

         The following table sets forth the range of high and low sales prices for the Common Stock as reported on the New York Stock Exchange, Inc., composite tape for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                            1996 QUARTERS           1995 QUARTERS
                        ---------------------------------------------
                          HIGH          LOW       HIGH         LOW
---------------------------------------------------------------------
1st Quarter               2           1 5/32      2           1 1/2
---------------------------------------------------------------------
2nd Quarter               1 3/4       1 1/4       2 3/8       1 3/4
---------------------------------------------------------------------
3rd Quarter               1 1/2       1 1/8       2 1/8       1 5/8
---------------------------------------------------------------------
4th Quarter               1 1/4         7/8       1 7/8       1 1/4
---------------------------------------------------------------------



         The Company's March 9, 1999 and May 22, 2001 common stock purchase warrants are traded on the NASDAQ National Market System (symbols "SILVW"and "SILVZ") with high and low sales prices as reported by NASDAQ during 1996 of $0.75 and $0.3125; and $0.875 and $0.4063, respectively.

         The indentures governing the Eurobonds and Sunshine's outstanding Convertible Subordinated Reset Debentures due July 15, 2008, impose certain restrictions on Sunshine's ability to declare or pay cash dividends and make certain distribution on its capital stock (including Sunshine's Common Stock). Pursuant to these restrictions, at December 31, 1996, the Company was prohibited from paying cash dividends on shares of its Common Stock.

6.  SELECTED FINANCIAL DATA.

         The following table sets forth summary historical financial information of Sunshine as of the dates and the periods set forth in the table below. All amounts are in thousands, except price and production statistics and per share amounts.


                                                    ==================================================================
                                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                     1996(5)       1995          1994(4)      1993(3)        1992(2)
                                                    ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:


Operating revenues  . . . . . . . . . . . . .         $15,315      $15,623        $17,732      $14,306        $13,316
Mark to market gains (losses) . . . . . . . .          (1,101)         911           (320)       3,275           (390)
                                                    ---------   ----------      ---------   ----------      ---------
   Total revenues   . . . . . . . . . . . . .          14,214       16,534         17,412       17,581         12,926
Loss from continuing operations . . . . . . .         (24,887)     (15,483)        (4,923)     (28,611)       (40,261)
Loss before extraordinary item and
   cumulative effect of change in
   accounting principle   . . . . . . . . . .         (24,887)     (15,483)        (4,923)     (28,611)       (40,664)
Net loss  . . . . . . . . . . . . . . . . . .         (24,887)     (15,483)        (4,923)     (42,257)       (13,372)
Income (loss) applicable to common shares . .          12,615      (25,572)       (15,383)     (53,077)       (24,860)
Income (loss) per common share:
   Continuing operations  . . . . . . . . . .             .06         (.13)          (.08)        (.25)          (.44)
   Extraordinary item   . . . . . . . . . . .             ---          ---            ---         (.09)           .33
   Cumulative effect of change in
      accounting principle  . . . . . . . . .             ---          ---            ---          ---           (.10)
   Net income (loss)  . . . . . . . . . . . .             .06         (.13)          (.08)        (.34)          (.21)
Weighted average common shares  . . . . . . .         222,584      193,044        185,634      155,383        118,740

PRICE AND PRODUCTION STATISTICS:

Average Silver prices received  . . . . . . .           $5.11        $5.20          $5.29        $4.34          $3.95
   Tons   . . . . . . . . . . . . . . . . . .         120,910      101,240        107,056      100,441        104,602
   Silver grade (ounces per ton)  . . . . . .           22.04        17.66          20.08        23.49          24.77
   Silver ounces  . . . . . . . . . . . . . .       2,577,895    1,731,714      2,079,290    2,298,155      2,540,363
Cash cost per ounce(1)  . . . . . . . . . . .           $6.12        $6.61          $5.83        $5.10          $4.40

BALANCE SHEET DATA:

Cash and cash investments . . . . . . . . . .         $16,317      $12,837        $26,581       $4,304         $4,654
Working capital . . . . . . . . . . . . . . .          25,559       23,550         38,537       15,651         13,399
Total assets  . . . . . . . . . . . . . . . .         105,486      101,134        116,657      100,360        113,036
Long-term debt and capital lease obligations           31,515        1,519          1,519        9,493         19,669
Stockholders' equity:
   Preferred Stock  . . . . . . . . . . . . .             ---       82,268         80,707       78,774         76,482
   Other  . . . . . . . . . . . . . . . . . .          57,863        2,814         19,701      (11,531)        (9,282)
Book value per common share . . . . . . . . .             .23         (.22)          (.10)        (.26)          (.24)
Common shares outstanding . . . . . . . . . .         254,981      193,096        192,995      168,559        146,478

---------------

(1) Cash cost per ounce includes all expenditures (other than exploration costs and capital expenditures) related to the operation of the Sunshine Mine and Refinery Complex, less any by-product revenues. Such costs include non-capital development costs, production and maintenance costs, ad valorem taxes, insurance, and postemployment benefit costs incurred on site.

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

(5) During 1996 the Company recorded a gain applicable to common shares of $40 million due to the retirement of all of the Company's outstanding Preferred Stock. See Note 7 of Notes to Consolidated Financial Statements.

 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



LIQUIDITY AND CAPITAL RESOURCES



         Pirquitas is expected to be a large, low-cost silver/tin producer and it is receiving a substantial investment of the Company's resources. In 1996, the Company's total exploration expenditures were $10 million of which over $6 million was devoted to the Pirquitas evaluation. The Company hopes to complete a feasibility study regarding development of the property during 1997. The Company expects to spend $3-5 million in further exploration work on the property in 1997 and in completion of the feasibility study. It is currently expected that capital requirements for development of the property may be in excess of $100 million. Given the negative impact of low silver prices on the Company's cash flow from operations, the cost of the Company's ongoing pre-feasibility and feasibility work at Pirquitas, and general and administrative and other expenses, the Company will be evaluating opportunities to raise new working capital in 1997. This may be done through the sale of equity or debt securities or the sale of certain assets. The Company's working capital totaled $25.6 million at December 31, 1996, and is considered adequate for the foreseeable future, excluding a determination regarding the capital requirements at Pirquitas.

         Because the price of silver since 1985 has been only slightly in excess of, or less than, the Company's cash cost to produce an ounce of silver, the Company's operations have not been able to generate cash flow sufficient to cover its costs of exploration, research, general and administrative expenses, and interest, as well as non-cash charges such as depreciation, depletion, and amortization. Until such time as the price of silver increases significantly or higher production is achieved at a lower cost, the Company will continue to generate a negative cash flow from operations. Should they continue, these losses will require the Company to seek new sources of funding for its ongoing operations.

         In March, 1996, SPMI concluded the Notes Offering, conducted in Europe only to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933, as amended. SPMI issued $30 million aggregate principal amount of

Senior Exchangeable Notes due 2000 (the "Eurobonds") pursuant to the Notes Offering. The net proceeds, approximately $27 million, are being used to fund development and exploration opportunities of the Company, and for working capital.

         The Eurobonds bear interest at 8% per annum and mature March 21, 2000. The Eurobonds are exchangeable into a specified number of shares of Common Stock of the Company at an exchange price of $1.4375 per share, subject to reset and adjustment in certain events. At any time after one year from the date of issuance and prior to maturity, SPMI may force the exchange of the Eurobonds, in whole or in part, subject to certain restrictions, and may redeem the Eurobonds at any time at the principal amount if United States withholding taxes are imposed on payments in respect of the Eurobonds. The Eurobonds are guaranteed by Sunshine, which guarantee ranks senior to all unsecured and subordinated obligations, including the currently outstanding Convertible Subordinated Reset Debentures due July 15, 2008. See Note 5 of Notes to Consolidated Financial Statements.

FUTURE EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company's exploration expenditures for 1996 totaled approximately $10 million, principally at the Pirquitas Mine and the Sunshine Mine. These expenditures significantly advanced the Pirquitas project evaluation and the West Chance development, increasing and/or improving the definition of the Company's silver reserves and resources. The Company expects to incur substantial costs in both projects in 1997 which, at current silver prices, will need to be funded from working capital.

         The Company has steadily increased its level of exploration expenditures in recent years as it has identified and acquired a growing list of prospects that it felt had the potential to add significantly to operating income, cash flow, and mineral resources and reserves. The acquisition and successful development of such prospects is central to the Company's plan to return to profitability. Continuation of such efforts at their 1996 levels will be contingent on future silver prices and the Company's ability to raise additional funding.

PREFERRED STOCK RETIREMENT

         Effective May 22, 1996, Common and Preferred stockholders of Sunshine approved the merger (the "Merger") of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company was the surviving entity and was renamed Sunshine Mining and Refining Company. The purpose of the Merger was to retire all of Sunshine's outstanding Preferred Stock in exchange for, initially, 46 million shares of Common Stock and 7.6 million Warrants to purchase one share of Common Stock at $1.92. As a result, the Company recognized a $40.1 million gain applicable to Common Shares representing the excess of the aggregate redemption value of the Preferred Stock (including cumulative dividends in arrears of $44.8 million) over the sum of the value of securities issued and related transaction costs.

         Terms of the Merger included a formula whereby additional shares would be issued and the exercise price of the warrants would be reduced if the average price of the Common Stock was less than $1.75 over the period from May 22 to November 11, 1996. Pursuant to that provision, an additional 16.8 million shares were issued, and the exercise price of the warrants was reduced to $1.38.

         As a result of the Merger, all parties to the Delaware Chancery Court litigation brought by Harbor Finance Partners agreed that the action was moot. The Company has agreed to pay plaintiffs' counsel fees and expenses of $47,500 to resolve their claim for services rendered in the litigation. See "LEGAL PROCEEDINGS--OTHER LITIGATION."

EVALUATION OF RECOVERABILITY OF INVESTMENT IN SUNSHINE MINE

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

         The Company periodically, and at least annually, evaluates its mining properties for permanent impairment based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, and recoverable reserves and resources which management believes are reasonable based on historical silver prices and production. In constant 1996 dollars, the price of silver averaged approximately $10.49 per ounce over the 29 year period since silver has been allowed to trade on an essentially free market basis, including the most recent seven-year period during which the price of silver averaged only $4.62 per ounce (in constant 1996 dollars). The Company currently believes that the price of silver will increase to a more normal historical trading range in constant dollars and that additional reserves of higher grades than have been mined recently are present in the Sunshine Mine. Accordingly, the Company does not believe it is probable that its investment in the Sunshine Mine has been permanently impaired at December 31, 1996.

         Future increases in the price of silver and the presence of higher grade ore are forward-looking statements regarding matters over which the Company has no control. Actual future silver prices and the results of current exploration may differ from anticipated values. Unless the price of silver increases or the cost of production per ounce is reduced, the Company will not be able to recover its investment in the Sunshine Mine.

         In the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The adoption of SFAS 121 had no impact on the Company's financial condition as the Company's methodology for evaluating its mining properties for impairment is consistent with SFAS 121.

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

OPERATING, INVESTING AND FINANCING ACTIVITIES

         Cash used in operating activities was $11.9 million in 1996 compared with $6.9 million in 1995 and $6.5 million in 1994. The 1996 increase resulted primarily from increases (over 1995 levels) in cash operating losses of $3.3 million and a $1.0 million increase in inventories in 1996 versus a $1.7 million decrease in 1995, partially offset by other changes in working capital items. Cash operating losses increased primarily due to a $2.5 million increase in interest expense and a $1.1 million mark-to-market loss in 1996 versus a $.9 million gain in 1995.

         $11.3 million of cash was used by investing activities during 1996, including $10.2 million for exploration expenditures and $2.6 million for additions to property, plant and equipment, partially offset by proceeds from investments of $1.7 million.

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

         Cash provided by financing activities was $26.7 million in 1996 resulting from the Company's Notes Offering, partially offset by the cost associated with the Merger. Cash provided by financing activities was $31.1 million in 1994 principally as a result of the Company's rights offering.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         The Company's net loss increased $9.4 million in 1996 to $24.9 million compared with the net loss of $15.5 million in 1995. This increase resulted primarily from the $4.2 million increase in exploration expenditures as a result of the Company's increased exploration program, particularly at Pirquitas; the $2.5 million increase in interest expense resulting from the Notes Offering; the $.7 million increase in depreciation, depletion and amortization; and a $1.1 million mark-to-market loss in 1996 versus a $.9 million gain in 1995.

         Consolidated operating revenues decreased approximately $300 thousand (2%) for 1996 compared to 1995 due primarily to a 9c. reduction in average silver prices received in 1996 and a $277 thousand reduction in premiums received from the sale of covered calls. Sales volumes in the two periods were similar, despite production in 1996 being much higher, due to the closure of the Company's silver refinery in 1995. This closure, and the resultant sale of concentrate to a third-party smelter, resulted in shorter processing time before sales recognition and therefore a significant inventory drawdown.

         The mark-to-market loss of $1.1 million on silver inventories and silver bullion held for investment during 1996 was due to the decrease in silver prices from the beginning of the year. The mark-to-market gain of $.9 million in 1995 was due to the increase in silver prices from the beginning of that year.

         Cost of revenues increased $408 thousand (2%) (from $17.6 million in 1995 to $18.0 million in 1996) due to increased development costs and associated waste haulage partially offset by lower unit production costs and the drawdown in inventories in 1995 discussed above. Unit production costs decreased primarily due to the 49% increase in silver production and a 25% increase in average grades from 1995 to 1996 (2.6 million ounces produced from 120,910 tons at 22.04 ounces per ton in 1996 versus 1.7 million ounces from 101,240 tons at 17.66 ounces per ton in 1995). Unit production costs include a $2 million increase in development costs primarily devoted to ramping in the West Chance area of the Sunshine Mine from which the main production benefit will be realized in 1997. Such ramping provides access to the West Chance area for the Company's newly acquired rubber-tired loaders, which is the basis for the Company's plan to return the Mine to full production.

         Exploration expense increased $4.2 million (69%) in 1996 compared to 1995 as a result of the Company's increased exploration program, primarily at Pirquitas. (See "Liquidity and Capital Resources - Future Exploration and Development Activities.)

         Depreciation, depletion, and amortization increased approximately $713 thousand primarily as a result of the 49% increase in production in 1996.

         General and administrative expense decreased $460 thousand primarily due to reduced legal and staffing costs.

         Interest expense increased $2.5 million due to the outstanding
Eurobonds.

         Other, net increased $293 thousand due to a $700 thousand gain from a litigation settlement in 1996, partially offset by a $400 thousand reduction in gains from sale of marketable securities and investments.

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

         Consolidated operating revenues decreased approximately $2.1 million (12%) for 1995 compared to 1994 due to lower sales volume (2.5 million ounces in 1995 compared to 2.9 million ounces in 1994).

         During 1995, due to the increase in silver prices from the beginning of the year, the Company realized a mark-to-market increase of $.9 million on its silver inventories and silver bullion held for investment. In 1994, due to the decline in silver prices from the beginning of the year of $5.09 per ounce to the year end price of $4.88, the Company realized a mark-to-market writedown of $.3 million.

         During the first quarter of 1995, the Company suspended operation of its silver refinery. As a result, the Company began selling silver and copper concentrate to a third-party smelter instead of refining silver bullion and copper metal for sale to commercial and industrial customers. This resulted in a shorter processing time before sales recognition, causing a $2.4 million drawdown of work-in-process inventories. Cost of revenues decreased $900 thousand in 1995 compared to 1994, due to lower sales volume of custom material (375 thousand ounces in 1995 versus 825 thousand ounces in 1994) resulting in $1.8 million reduction in cost of revenues and a decrease in ounces of silver produced, partially offset by the inventory drawdowns and higher unit production costs. Unit production costs increased primarily due to declines in silver production from 1994 to 1995 (1.7 million ounces produced from 101,000 tons at 17.7 ounces per ton in 1995 versus
2.1 million ounces from 107,000 tons at 20.1 ounces per ton in 1994). Mine production declined due to a reduction in mill head grades as a result of extensive underground development activities. Additionally, the operations at the Sunshine Mine experienced earlier than expected mineout and adverse mining conditions in many of the mine's productive stopes.

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

         Other, net declined $416 thousand due to a $1.0 million gain from a litigation settlement in 1994, partially offset by a $.6 million gain on sale of marketable securities in 1995.

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

         The Company maintains an investment inventory of silver bullion totaling approximately 1.7 million ounces. To earn current income on this investment the Company from time to time will sell covered calls against this inventory. As of February 14, 1997, the Company had outstanding calls on this inventory aggregating 600,000 ounces at strike prices from $5.50 to $6.00, expiring between July and December, 1997. Premiums received from the sale of these calls were from $0.10 to $0.15 per ounce. Total premiums earned for the sale of covered calls aggregated $164,500, $442,250 and $347,000 in 1996, 1995 and 1994, respectively. The Company's policy is not to sell any uncovered calls.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith begin on page F-1 hereof.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors and nominees for election as directors and information relating to the executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement").

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

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The discussion under "Management Remuneration and Transactions - Employment Contracts" in the Company's Proxy Statement for its Annual Meeting of Stockholders is incorporated herein by reference.

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

         3.      Exhibits.

  EXHIBIT
    NO.                                  EXHIBIT
  -------                                -------


  2.1      Form of Agreement and Plan of Merger to be entered into by and among
              Sunshine and Sunshine Merger Company, Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

  3.1      Certificate of Incorporation of Sunshine to the Company's
              Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

  3.2      Bylaws of Sunshine filed as Exhibit 3.2 to the Company's
              Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

  4.1      Warrant Agreement dated as of February 1, 1996, between Sunshine
              Merger Company and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

  4.2      Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as amended and incorporated herein by reference.

  4.3      Form of Supplemental Warrant Agreement dated as of February 1, 1996 between Sunshine Merger Company and American Stock Transfer & Trust company, as Warrant Agent, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4 (Registration No. 33-98876) and incorporated herein by reference.

  4.4      Warrant Certificate filed as Exhibit 4.3 to the Company's
              Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

  4.5      Form of Warrant Certificate, filed as Exhibit 4.4 to Sunshine's
              Registration Statement on Form S-1 (Registration No. 33-73608), as amended and incorporated herein by reference.

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

   4.9     Form of Fourth Supplemental Indenture, by and between the Company and Texas Commerce Bank National Association, as successor to Ameritrust Texas National Association formerly known as MTrust Corp., National Association, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference..

 -10.1     1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as
              Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.

 -10.2     Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan
              of Sunshine, filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446), as amended and incorporated herein by reference.

 -10.3     Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan
              of Sunshine, filed as Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, and incorporated herein by reference.

 -10.4     1993 Incentive Stock Option Plan of Sunshine, filed as Exhibit 10.18 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446), as amended and incorporated herein by reference.

*-10.5     1995 Employee Nonqualified Stock Option Plan of Sunshine.

 -10.6     Form of Executive Employment Agreement entered into as of January 1,
              1994, between Sunshine and John S. Simko, filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as amended and incorporated herein by reference.

 -10.7     Form of Executive Employment Agreement entered into as of January 1,
              1994, between Sunshine and William W.  Davis, filed as Exhibit
              10.9 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as amended and incorporated herein by reference.

 -10.8     Form of Executive Employment Agreement entered into as of January 1,
              1994, between Sunshine and Harry F. Cougher, filed as Exhibit No. 10.10 to Sunshine's Annual Report on Form 10-k for the fiscal year ended December 31, 1993, and incorporated herein by reference.

 10.9      Mining Lease, dated March 15, 1994, by and between Revenue-Virginius
              Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, and incorporated herein by reference.

 10.10     Agreement dated July 1, 1995 by and between Consolidated Silver
              Corporation and Sunshine Precious Metals, Inc., as purchaser, for the purchase of a certain mining property, filed as Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

 22.1      Subsidiaries of Sunshine, filed as Exhibit 22.1 to Sunshine's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

*23.1      Consent of Ernst & Young LLP.

*24.1      Power of attorney of the officers and directors of the Company, included on the signature page hereof.

*27.1      Financial Data Schedules

-----------

  *  Filed herewith
  -  Management contract or compensatory plan or arrangement.

         Schedules other than those included in the Consolidated Financial Statements, if any, are omitted for the reason that they are either not required, not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

         (a)     Reports on Form 8-K:

                 On December 9, 1996, the Company filed a report on Form 8-K, reporting matters under Item 5 of that Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunshine Mining and Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 28th day of February, 1997.

                                 SUNSHINE MINING AND REFINING COMPANY



                                 By  /s/ WILLIAM W. DAVIS
                                     ------------------------------------------
                                     William W. Davis, Executive Vice President
                                     and Chief Financial Officer





                               POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Sunshine Mining and Refining Company (the "Company") hereby constitutes and appoints John S. Simko, William W. Davis, and Robert H. Peterson, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all documents relating to the Company's Form 10-K for the year ended December 31, 1996, including and all amendments and supplements hereto, with any regulatory authority granting said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of February, 1997.


NAME                                      CAPACITIES
----                                      ----------

/s/ JOHN S. SIMKO                         Director, Chairman of the Board, and
------------------------------            Chief Executive Officer
John S. Simko

/s/ G. CHRIS ANDERSEN                     Director
------------------------------
G. Chris Andersen

/s/ DANIEL D. JACKSON                     Director
------------------------------
Daniel D. Jackson

/s/ V. DALE BABBITT                       Director
------------------------------
V. Dale Babbitt

/s/ WILLIAM W. DAVIS                      Executive Vice President
------------------------------            and Chief Financial Officer
William W. Davis

/s/ ROBERT B. SMITH, JR.                  Director
------------------------------
Robert B. Smith, Jr.

/s/ OREN G. SHAFFER                       Director
------------------------------
Oren G. Shaffer

/s/ GEORGE M. ELVIN                       Director
------------------------------
George M. Elvin

                      Sunshine Mining and Refining Company

                       Consolidated Financial Statements


                     Years ended December 31, 1996 and 1995




                                    CONTENTS

Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       F-1

Consolidated Financial Statements

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       F-2
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       F-3
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . . .                       F-4
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       F-5
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . .                       F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
Sunshine Mining and Refining Company

We have audited the accompanying consolidated balance sheets of Sunshine Mining and Refining Company (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                        ERNST & YOUNG L.L.P.

Dallas, Texas

February 21, 1997

                      Sunshine Mining and Refining Company

                          Consolidated Balance Sheets
                   (In Thousands, except per share amounts)

                                                                                DECEMBER 31,
                                                                            1996            1995
                                                                         -------------------------
ASSETS
Current assets:
  Cash and cash investments                                               $  16,317      $  12,837
  Silver bullion (Note 2)                                                     7,989          8,976
  Accounts receivable                                                         2,624          1,583
  Inventories (Note 2)                                                        2,523          1,477
  Other current assets                                                        1,108          1,605
                                                                          ---------      ---------
Total current assets                                                         30,561         26,478
Property, plant, and equipment, at cost (Note 3)                            141,409        140,886
Less accumulated depreciation, depletion, and amortization                  (72,124)       (69,967)
                                                                          ---------      ---------
                                                                             69,285         70,919
Investments and other assets                                                  5,640          3,737
                                                                          ---------      ---------
Total assets                                                              $ 105,486      $ 101,134
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $     987      $     687
  Accrued expenses (Note 4)                                                   4,015          2,241
                                                                          ---------      ---------
Total current liabilities                                                     5,002          2,928

Long term debt (Note 5)                                                      31,515          1,519
Accrued pension and other postretirement benefits (Note 8)                    6,074          6,387
Other long-term liabilities and deferred credits (Note 6)                     5,032          5,218

Commitments and contingencies (Notes 2, 3, 6, and 9)                              -              -

Stockholders' equity (Notes 5 and 7):
  Cumulative redeemable preferred stock - aggregate
    redemption value: 1995 - $128,203                                             -         82,268
  Common stock - par value: $0.01
    Authorized shares - 400,000
    Issued shares - 259,652 - 1996; 196,760 - 1995                            2,597          1,968
  Paid-in capital                                                           704,343        623,337
  Deficit                                                                  (647,832)      (622,454)
                                                                          ---------      ---------
                                                                             59,108         85,119
Less treasury stock:  1996 - 4,671; 1995 - 3,664 shares, at cost             (1,245)           (37)
                                                                          ---------      ---------
                                                                             57,863         85,082
                                                                          ---------      ---------
Total liabilities and stockholders' equity                                $ 105,486      $ 101,134
                                                                          =========      =========


See accompanying notes.

                    Sunshine Mining and Refining Company
                    Consolidated Statements of Operations

                                                                  YEAR ENDED DECEMBER 31,
                                                             1996           1995           1994
                                                          -----------------------------------------
                                                          (In Thousands, except per share amounts)

Operating revenues (Note 10)                              $     15,315    $  15,623       $  17,732
Mark to market gain (loss)                                      (1,101)         911            (320)
                                                          ------------    ---------       ---------
                                                                14,214       16,534          17,412
Costs and expenses:
  Cost of revenues                                              18,041       17,633          18,530
  Depreciation, depletion, and amortization (Note 3)             4,325        3,612           4,167
  Exploration                                                   10,240        6,048           1,888
  Selling, general, and administrative expense                   5,452        5,912           5,679
  Curtailment gain on postretirement benefits other
    than pension (Note 8)                                            -            -          (6,936)
                                                          ------------    ---------       ---------
                                                                38,058       33,205          23,328
                                                          ------------    ---------       ---------
Operating loss                                                 (23,844)     (16,671)         (5,916)

Other income (expense):
  Interest income                                                1,313        1,336           1,134
  Interest and debt expense                                     (3,313)        (813)         (1,222)
  Other, net                                                       957          665           1,081
                                                          ------------    ---------       ---------
                                                                (1,043)       1,188             993
                                                          ------------    ---------       ---------
Net loss                                                       (24,887)     (15,483)         (4,923)

Gain on retirement and exchange of preferred stock
  (Note 7)                                                      40,124           -               -
Preferred dividend requirements (Note 7)                        (2,622)     (10,089)        (10,460)
                                                          ------------    ---------       ---------
Income (loss) applicable to common shares                 $     12,615    $ (25,572)      $ (15,383)
                                                          ============    =========       =========
Income (loss) per common share                            $       0.06    $   (0.13)      $   (0.08)
                                                          ============    =========       =========
Weighted average common shares outstanding                     222,584      193,044         185,634
                                                          ============    =========       =========


See accompanying notes.

                      Sunshine Mining and Refining Company

                Consolidated Statements of Stockholders' Equity


                                                                   CUMULATIVE REDEEMABLE
                                                                      PREFERRED STOCK             COMMON STOCK
                                                             ------------------------------------------------       PAID-IN
                                                              SHARES        AMOUNT        SHARES      AMOUNT        CAPITAL
                                                             ---------------------------------------------------------------
                                                                                                         (In Thousands)
Balance at December 31, 1993                                   7,166      $78,774         172,223     $1,722       $ 585,338
Issuance of common stock upon sale of units
    (Note 7)                                                       -            -          20,200        202          29,561
Issuance of common stock upon exercise of stock
    options and warrants                                           -            -              84          1             141
Issuance of common stock upon redemption of
    8% Silver Indexed Bonds (Note 5)                               -            -           3,824         39           7,532
Issuance of common stock for interest on 8% Silver
    Indexed Bonds                                                  -            -             221          2             447
Issuance of common stock upon conversion of
    Convertible Subordinated Reset Debentures                      -            -              94          1             162
Other net                                                          -            -              13          -               -
Net loss                                                           -            -               -          -               -
Amortization of difference between carrying amount and
    redemption value of preferred stock                            -        1,933               -          -               -
                                                               -----      -------         -------     ------       ---------
Balance at December 31, 1994                                   7,166       80,707         196,659      1,967         623,181
  Net loss                                                         -            -               -          -               -
  Amortization of difference between carrying amount
    and redemption value of preferred stock                        -        1,561               -          -               -
  Issuance of common stock upon exercise of stock
    options and warrants                                           -           -              101          1             156
Balance at December 31, 1995                                   7,166       82,268         196,760      1,968         623,337
                                                               -----      -------         -------     ------       ---------
  Net loss
  Amortization of difference between carrying amount
    and redemption value of preferred stock                                   490
   Reversion of Old Silver Index Bond shares (Note 5)
   Preferred Stock exchange                                   (7,166)     (82,758)         62,847        628          80,790
   Issuance of Warrants                                                                                                  209
   Other, net                                                                                  45          1               7
                                                               -----      -------         -------     ------       ---------
Balance at December 31, 1996                                       -      $     -         259,652     $2,597       $ 704,343
                                                               =====      =======         =======     ======       =========
                                                                                  TREASURY STOCK
                                                                          ------------------------------
                                                                 DEFICIT      SHARES    AMOUNT         TOTAL
                                                               ----------------------------------------------
                                                                                  (In Thousands)
Balance at December 31, 1993                                   $(598,554)    3,664    $    (37)      $  67,243
Issuance of common stock upon sale of units
    (Note 7)                                                           -         -           -          29,763
Issuance of common stock upon exercise of stock
    options and warrants                                               -         -           -             142
Issuance of common stock upon redemption of
    8% Silver Indexed Bonds (Note 5)                                   -         -           -           7,571
Issuance of common stock for interest on 8% Silver
    Indexed Bonds                                                      -         -           -             449
Issuance of common stock upon conversion of
    Convertible Subordinated Reset Debentures                          -         -           -             163
Other net                                                              -         -           -               -
Net loss                                                          (4,923)        -           -          (4,923)
Amortization of difference between carrying amount and
    redemption value of preferred stock                           (1,933)        -           -               -
                                                               ---------   -------    --------      ----------
Balance at December 31, 1994                                    (605,410)    3,664         (37)        100,408
  Net loss                                                       (15,483)        -           -         (15,483)
  Amortization of difference between carrying amount
    and redemption value of preferred stock                       (1,561)        -           -               -
  Issuance of common stock upon exercise of stock
    options and warrants                                               -         -           -             157
                                                               ---------   -------    --------      ---------
Balance at December 31, 1995                                    (622,454)    3,664         (37)         85,082
  Net loss                                                       (24,888)        -           -         (24,888)
  Amortization of difference between carrying amount
    and redemption value of preferred stock                         (490)        -           -               -
   Reversion of Old Silver Index Bond shares (Note 5)                        1,007      (1,208)         (1,208)
   Preferred Stock exchange                                            -                                (1,340)
   Issuance of Warrants                                                -         -           -             209
   Other, net                                                          -         -           -               8
Balance at December 31, 1996                                   $(647,832)    4,671    $ (1,245)      $  57,863
                                                               =========     =====    ========       =========

See accompanying notes.

                      Sunshine Mining and Refining Company

                     Consolidated Statements of Cash Flows


                                                                 YEAR ENDED DECEMBER 31,
                                                            1996            1995          1994
                                                      ---------------------------------------------
                                                                     (In Thousands)
OPERATING ACTIVITIES
Net loss                                                  $ (24,887)       $(15,483)     $ (4,923)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation, depletion, and amortization                 4,325           3,612         4,167
    Exploration costs charged to operations                  10,240           6,048         1,888
    Amortization of debt issuance costs                         677
    Curtailment gain on postretirement benefits other
      than pension (Note 8)                                       -               -        (6,936)
    Realized and unrealized gains on
      marketable equity securities                              (60)           (574)            -
    Issuances of common stock:
      Interest on 8% Silver Indexed Bonds
         and other (Note 5)                                       -               -           449
      Net (increase) decrease in:
         Silver bullion                                         987            (568)          465
         Accounts receivable                                 (1,041)         (1,167)         (109)
         Inventories                                         (1,046)          1,674           513
         Other assets                                          (835)           (310)         (142)
         Net increase (decrease) in:
           Accounts payable and accrued expenses              1,505             445        (1,661)
           Accrued pension and other postretirement
             benefits                                          (313)           (424)         (601)
           Other liabilities and deferred credits            (1,486)           (218)          369
                                                          ---------         -------       -------
Net cash used in operating activities                       (11,934)         (6,965)       (6,521)
                                                          ---------         -------       -------

INVESTING ACTIVITIES
Additions to property, plant, and equipment and
  exploration costs                                         (12,930)         (9,170)       (2,113)
Other, principally sale of marketable equity securities
  and investments                                             1,670           2,235          (175)
                                                          ---------         -------       -------
Net cash used in investing activities                       (11,260)         (6,935)       (2,288)
                                                          ---------         -------       -------


                      Sunshine Mining and Refining Company

                                                                   YEAR ENDED DECEMBER 31,
                                                              1996            1995          1994
                                                      -----------------------------------------------
                                                                        (In Thousands)
FINANCING ACTIVITIES
Proceeds from issuance of long term debt, net of
  issuance costs (Note 5)                               $   27,537      $         -   $         -
Costs associated with conversion of Preferred stock
  into common stock                                           (864)               -             -
Proceeds from issuance of common stock and warrants
  upon sale of units, net (Note 7)                               -                -        29,763
Proceeds from issuance of common stock upon exercise of
  stock options and warrants                                     1              157           142
Principal repayments and retirements of long-term debt           -                -          (305)
Decrease in restricted cash                                      -                -         1,486
                                                        ----------      -----------     ---------
Net cash provided by financing activities                   26,674              157        31,086

Increase (decrease) in cash and cash investments             3,480          (13,744)       22,277
Cash and cash equivalent at beginning of year               12,837           26,581         4,304
                                                        ----------      -----------     ---------
Cash and cash equivalent at end of year                 $   16,317       $   12,837     $  26,581
                                                        ==========      ===========     =========
Supplemental cash flow information:
Interest paid-in cash                                   $    2,283       $      143     $     329
                                                        ==========       ==========     =========



See accompanying notes.

                      Sunshine Mining and Refining Company

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION

Sunshine Mining and Refining Company (Sunshine or the Company) is a holding company whose principal subsidiary is Sunshine Precious Metals, Inc. (SPMI). SPMI mines, refines, and markets silver and certain by-product metals to commercial customers. The consolidated financial statements include the accounts of Sunshine and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain previously reported amounts have been reclassified to conform to the 1996 presentation.

CASH AND CASH INVESTMENTS

Cash and cash investments include certificates of deposit and other highly liquid investments with maturities of three months or less when purchased.

INVENTORIES AND SILVER BULLION

Precious metals inventories and silver bullion are stated at estimated net realizable prices. Materials and supplies are carried at the lower of cost (principally average cost) or market.

CONCENTRATION OF CREDIT RISK

The Company currently markets its products to commercial customers in the United States. Accounts receivable terms are generally 30 days. The Company does not require collateral. Management periodically performs reviews as to the creditworthiness of customers. The Company has not sustained any significant credit losses on sales of its products.

                      Sunshine Mining and Refining Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation on buildings, leasehold improvements, and equipment is provided by straight-line or declining-balance methods at rates based on the estimated lives of the respective assets. The principal lives range from 12 to 30 years for buildings and from 3 to 10 years for equipment (see Note 3).

Depletion of precious metals mineral interests is computed using the unit-of-production method based on estimated ore reserves. Mine exploration costs are charged to expense as incurred. Costs of major mine improvements, including interest, are capitalized and amortized in relation to the production of estimated ore reserves.

                      Sunshine Mining and Refining Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes, whereby, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize a future tax benefit only to the extent, based on available evidence, it is more likely than not it will be realized. The effect on deferred taxes of a change in income tax rates is recognized in the period that includes the enactment date.

ENVIRONMENTAL EXPENDITURES

Environmental expenditures that relate to current operations are either expensed or capitalized depending on the nature of the expenditure. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals will coincide with completion of a feasibility study or the Company's commitment to a formal plan of action.

                      Sunshine Mining and Refining Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares and common share equivalents, represented by options and warrants, if such common share equivalents have a dilutive effect. Fully diluted earnings
(loss) per common share computations also assume conversion of outstanding Convertible Subordinated Reset Debentures, the Senior Exchangeable Notes, and the previously outstanding 8% Silver Indexed Bonds, if such conversion has a dilutive effect. For the year ended December 31, 1996, Income applicable to common shares reflects income of approximately $40,000,000 due to the previously allocated income (dividends) to preferred stockholders' which because of the retirement and exchange of the preferred stock will not be paid to the preferred stockholders'.

For the years ended December 31, 1996, 1995, and 1994, neither the common share equivalents nor the assumed conversions of debt had a material dilutive effect on the earnings (loss) per share calculations. Accordingly, the earnings (loss) per share calculations for such periods are based on the weighted average number of common shares outstanding during each year.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 1996, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121). Adoption of this statement had no impact on the Company's financial statements as the Company's methodology for evaluating its mining properties for impairment is consistent with FAS 121.

The Company continues to account for stock option grants under the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123) in 1996.

                      Sunshine Mining and Refining Company

2. INVENTORIES, SILVER BULLION, AND SILVER CALL OPTIONS

Inventories consist of the following at December 31:

                                                         1996            1995
                                                        -----------------------
                                                            (In Thousands)
Precious metals inventories:
  Work in process                                       $   1,144       $   512
  Finished goods                                              405           264
  Materials and supplies inventories                          974           701
                                                        ---------       -------
                                                        $   2,523       $ 1,477
                                                        =========       =======

Beginning in 1991, management of the Company decided to hold as an investment, a portion of SPMI's silver production, pending the recovery of silver prices. As a result, the Company held as an investment, $8.0 million and $9.0 million of silver bullion, in excess of normal operating requirements at December 31, 1996 and 1995, respectively.

As a means of generating current income, the Company sells covered call options on silver bullion held for investment. Total premiums earned for the sale of covered calls aggregated $165,000, $442,000, and $347,000 in 1996, 1995, and
1994, respectively. The Company had no sold covered call options outstanding at December 31, 1996. At December 31, 1995, the Company had sold a covered call option on 100,000 ounces of the silver bullion held for investment. The option had a strike price of $6.00 per ounce and expired unexercised on February 27, 1996. The fair value of the sold call option was not significant at December 31, 1995.

                      Sunshine Mining and Refining Company

3. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 are summarized as follows:

                                                      1996             1995
                                                   ---------------------------
                                                          (In Thousands)
Precious metals mineral interests                   $ 82,586        $  84,586
Mine improvements                                     17,599           17,599
Buildings, leasehold improvements, and equipment      40,164           37,641
Land                                                   1,060            1,060
                                                   ---------        ---------
                                                     141,409          140,886

Less accumulated depreciation, depletion, and
  amortization                                       (72,124)         (69,967)
                                                   ---------        ---------
                                                   $  69,285        $  70,919
                                                   =========        =========



The Company's principal mineral interest is the Sunshine Mine located in Kellogg, Idaho. The Company curtailed operations at the Sunshine Mine in 1991, reducing production from approximately 1,000 tons of ore per day to approximately 500 tons of ore per day. As a result of exploration and development work at the Sunshine Mine in recent years, production increased such that at December 31, 1996 the mine's production averaged more than 75% of capacity (750 tons per day). The Company expects to maintain or increase this production level during 1997.

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

                      Sunshine Mining and Refining Company

3. PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

As a result of low through-put resulting from curtailed operations at the Sunshine Mine, the Company temporarily suspended operation of the silver refinery in 1995. Operations will be suspended until higher levels of through-put are achievable either through increased production from the Sunshine Mine or through the reopening of other mines in the Coeur d'Alene Mining District.

The Company periodically, and at least annually, evaluates its mining properties for impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, and recoverable reserves which management believes are reasonable, based on historical silver prices and production. The Company currently believes that the price of silver will increase to its normal historical trading range and that additional reserves of higher grades than have been mined recently are present in the Sunshine Mine. Accordingly, the Company does not believe that its investment in its mining properties, including the Sunshine Mine, has been impaired at December 31, 1996. However, unless the price of silver increases or the cost of production per ounce is reduced from its present level, the Company will not be able to recover its investment in the Sunshine Mine.

4. ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following:

                                                                 1996       1995
                                                               ------------------
                                                                 (In Thousands)
Compensation, vacation, and severance                          $ 1,171    $   935
Interest                                                           727         63
Taxes, other than income taxes                                      43         41
Environmental remediation (Note 9)                                 800        800
Insurance premiums                                                 395        323
Other                                                              879         79
                                                               -------    -------
                                                               $ 4,015    $ 2,241
                                                               =======    =======


                      Sunshine Mining and Refining Company

5. LONG-TERM DEBT

The 9% Convertible Subordinated Reset Debentures due July 15, 2008 (the Debentures) are convertible at any time prior to maturity or redemption into shares of common stock of the Company (Common Stock) at a conversion price of $1.66 per share, subject to adjustment.

The Debentures are redeemable, at the option of the Company, in whole or in part, at redemption prices declining from 101% in 1997 to 100% in 1998, together with accrued and unpaid interest. The Debentures are unsecured and subordinated in right of payment to senior indebtedness (as defined).

The indenture governing the Debentures contains certain covenants restricting the ability of the Company to declare or pay cash dividends and make certain distributions on its capital stock. Pursuant to these covenants, the Company is prohibited from paying cash dividends on shares of its common stock.

The carrying value of the Debentures ($1.5 million) approximates their fair value.

                      Sunshine Mining and Refining Company

5. LONG-TERM DEBT (CONTINUED)

In December 1994, 3.8 million shares of the Company's common stock were issued to redeem the remaining $7.6 million principal amount of 8% Silver Indexed Bonds. No gain or loss was recognized in 1994 as a result of the call and redemption of these bonds since the total amount of the loss was recognized as an extraordinary charge in 1993 when the Company's Board of Directors authorized and began the redemption. Interest expense for 1994 includes interest on the outstanding bonds at their stated rate of 8% through the date of redemption. If the loss had not been recorded until the bonds were actually redeemed, the loss before extraordinary items and the net loss for the year ended December 31, 1994, would have increased approximately $180,000 and $5.5 million ($0.03 per common share), respectively.

The Company, through SPMI, in March, 1996 issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Eurobonds"), which are all outstanding as of December 31, 1996.

The Eurobonds bear interest at 8% per annum and mature March 21, 2000. The Eurobonds are exchangeable into a specified number of shares of Common Stock of the Company (the Shares) at an exchange price of $1.4375 per share (the Exchange Price), subject to reset and adjustment in certain events. The Eurobonds may be exchanged at the option of the holder at any time prior to maturity, unless previously redeemed. At any time after March 21, 1997 and prior to maturity, SPMI may force the exchange of the Eurobonds, in whole or in part, subject to certain restrictions.

                      Sunshine Mining and Refining Company

5. LONG-TERM DEBT (CONTINUED)

If the average of the average high and low sales prices per Share reported in the NYSE's composite transactions (the Current Market Price) for the stock exchange business days starting January 14, 1997 and ending May 21, 1997 (the Reset Exchange Price) is less than $1.4375, the Exchange Price will be adjusted to the greater of the Reset Exchange Price or $1.00.

SPMI may redeem the Eurobonds at any time at the principal amount if United States withholding taxes are imposed on payments in respect of the Eurobonds. The Eurobonds will be guaranteed by Sunshine (and any successors thereof) and the guarantee will rank senior to all of its unsecured and subordinated obligations.

In the event that during the period commencing on May 1, 1996 and ending on May 1, 1999 there is not any period consisting of forty-five consecutive stock exchange business days during which on each such stock exchange business day the Current Market Price of the Shares is equal to or greater than 133 percent of the Exchange Price in effect for the Shares on each such stock exchange business day, the Company shall, no later than five business days after the anniversary date at its option, either:

      (i) pay each Eurobond holder a one time additional payment on the Eurobonds equal to 22.5 percent (the Additional Amount) of the principal amount of the Eurobonds held by such Eurobond holder; or

      (i) Issue to such Eurobond holder Shares which have an average Current Market Price per share for the previous ten stock exchange days preceding the anniversary date equal to the Additional Amount.

The fair value of the Eurobonds approximates carrying value. Debt issuance costs are being amortized over the life of the Eurobonds. Unamortized debt issuance costs of $2.5 million are included in the Investments and other assets in the accompanying December 31, 1996 consolidated balance sheet.

                      Sunshine Mining and Refining Company

6. INCOME TAXES

Revenue Canada has examined the tax returns of a former subsidiary of the Company for various prior years and has proposed certain adjustments for additional taxes. The proposed adjustments are being contested by the Company; therefore, no payments have been made for the proposed additional taxes. Based on an analysis of the proposed adjustments, the Company has accrued its estimate of additional income taxes, plus interest at December 31, 1996. Management believes that such provision is adequate to cover the additional income taxes that may ultimately result from the resolution of these matters.

The Company has incurred losses during each of the three years in the period ended December 31, 1996, and accordingly, provisions for income taxes were not required.

The computation of the net deferred tax asset (liability) at December 31 is as follows:

                                                         1996           1995
                                                        ------------------------
                                                              (In Thousands)
Deferred tax liabilities:
  Property, plant, and equipment                        $ (18,660)    $ (19,225)
Deferred tax assets:
  Accrued pension and other postretirement benefits         2,126         2,235
  Net operating loss carryforward                          96,250        87,500
                                                         --------     ---------
                                                           79,716        89,735
Less valuation allowance                                  (79,716)      (70,510)
                                                         --------     ---------
                                                         $      -     $       -
                                                         ========     =========


At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $275 million. The loss carryforwards expire principally in the years 1997 through 2011.

                      Sunshine Mining and Refining Company

7. STOCKHOLDERS' EQUITY

The Company has authorized 20.0 million shares of preferred stock, of which 7.2 million shares, designated as the $11.94 (Stated Value) Cumulative Redeemable Preferred Stock (Preferred Stock), were issued and outstanding at December 31, 1995.

Effective May 22, 1996, Common and Preferred stockholders of Sunshine approved the merger (the "Merger") of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company was the surviving entity and was renamed Sunshine Mining and Refining Company, resulting in the retirement of all of Sunshine's outstanding Preferred Stock in exchange for approximately 63 million shares of Common Stock and 7.6 million Warrants to purchase one share of Common Stock at $1.38. As a result, the Company recognized a $40 million gain applicable to Common Shares representing the excess of the aggregate redemption value of the Preferred Stock (approximately $130 million including cumulative dividends in arrears of $44.8 million) over the sum of the value of securities issued and related transaction costs. Had the conversion occurred on January 1, 1996, earnings per share for the year ending December 31, 1996 would have been $0.05.

The Preferred Stock accrued dividends at an annual rate of $1.19 per share,
payable quarterly.   The Company did not make any dividend payments subsequent
to 1990, nor any mandatory redemption payments either in cash or in shares of its common stock. As the Company had the unconditional right to redeem the Preferred Stock for shares of its common stock, pursuant to the terms of the Preferred Stock agreement, and the Company intended to make dividend and redemption payments, when paid, through the issuance of shares of its common stock, the Preferred Stock was included as a component of stockholders' equity in the accompanying December 31, 1995 consolidated balance sheet.

The difference between the carrying amount and the stated value of the Preferred Stock was being accrued ratably over the period the Preferred Stock was expected to be outstanding under the provisions of the mandatory redemption requirements. Accordingly, $0.5 million, $1.6 million, and $1.9 million has been charged to the deficit for the years ended December 31, 1996, 1995, and 1994, respectively, and added to the carrying amount of the Preferred Stock.

                      Sunshine Mining and Refining Company

7. STOCKHOLDERS' EQUITY (CONTINUED)

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

The Company has three stock option plans under which options may be granted to key members of management. The stock option plans, as amended, cover a total of
13.0 million shares of the Company's common stock, with 7.9 million options being available for grant at December 31, 1996. The option price may not be less than the market price of the common stock on the date granted. Payment of the exercise price may be made in cash or by delivery of shares of the Company's common stock, having a market value equal to the exercise price.

At the Company's 1996 Annual Meeting, shareholders approved the 1995 Employee Nonqualified Stock Option Plan of Sunshine Mining and Refining Company (the
1995 Plan).   In December 1995, the Company's Board of Directors had approved the 1995 Plan, subject to shareholder approval, and awarded 3,160,000 options to key employees and directors. The 1995 Plan provides for the granting from time to time of options to purchase shares of Common Stock to key employees or potential key employees of the Company and, on December 7 each year, automatic grants of 25,000 options to each non-employee director. The total number of shares of Common Stock which may be purchased pursuant to options granted under the 1995 Plan may not exceed 10,000,000 shares. When the 1995 Plan was approved by shareholders, 750,000 options granted in 1995 under the 1987 Employee Nonqualified Plan (the 1987 Plan) with an exercise price of $1.50 were cancelled. The grants under the 1995 Plan were granted with an exercise price of $1.50, which exceeded the fair market value of a share of Common Stock on that date.

                      Sunshine Mining and Refining Company

7. STOCKHOLDERS' EQUITY (CONTINUED)

Under the 1995 Plan and 1987 Plan, vesting for options granted to employees is determined by the directors when granted. Options granted under the 1993 Incentive Stock Option Plan vest one year following date of grant. All options granted expire 10 years following date of grant. The exercise price for options granted shall not be less than the fair market value of Common Stock on the date of grant.

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively; risk-free interest rates of 5.47% and 6.02%, and 5.82% and 6.51%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .366 and .422; and a weighted-average expected life of the option of three years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                      Sunshine Mining and Refining Company

7. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) for the year ended December 31:

                                                        1996         1995
                                                    -----------------------
Pro forma net income (loss) applicable to
  common shares                                     $11,682       $(26,005)
Pro forma earnings (loss) per share                 $  0.05       $  (0.13)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                               1996                       1995                       1994
                                     ------------------------------------------------------------------------------
                                                   WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                      OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                       (000)         PRICE        (000)         PRICE        (000)         PRICE
                                     ------------------------------------------------------------------------------
Outstanding, beginning
  of year
                                    2,445          $   1.58      1,340        $      1.67      881       $     1.70
Granted                             3,390              1.47      1,262               1.97      605             1.92
Exercised                               -                 -        (97)              1.54      (70)            1.61
Forfeited                            (863)             1.51        (60)              1.51      (76)            1.64
                                    -----          --------      -----        -----------    -----       ----------
Outstanding,
  end of year                       4,972          $   1.52      2,445        $      1.58    1,340       $     1.67
                                    =====          ========      =====        ===========    =====       ==========
Exercisable at end of
  year                              4,892          $   1.52      2,396        $      1.58      724       $     1.69
Weighted-average fair
  value of options
  granted during the
  year
                                                   $   0.28                   $      0.52

                      Sunshine Mining and Refining Company

7. STOCKHOLDERS' EQUITY (CONTINUED)

Exercise prices for options outstanding as of December 31, 1996 ranged from $0.875 to $2.875. The weighted-average remaining contractual life of those options is approximately nine years.

8. EMPLOYEE BENEFIT PLANS

The pension plan for hourly employees covered by a collective bargaining agreement (the Negotiated Plan) is a trusteed defined benefit plan. The benefits under the plan are based on years of service. The Negotiated Plan also includes provisions that would apply in the event of the permanent shutdown of the Sunshine Mine for present employees who were also covered by a predecessor plan terminated in 1986. The Company's trusteed defined benefit pension plan for employees not covered by a collective bargaining agreement was amended to freeze all participant's benefits as of December 31, 1993.

Net periodic pension costs relating to continuing operations for the Company's defined benefit plans consist of the following for the year ended December 31:

                                                    1996       1995        1994
                                                   ----------------------------
                                                          (In thousands)
Service cost                                       $     214   $ 182      $ 294
Interest cost                                            334     286        343
Actual return on plan assets                            (427)   (545)       162
Net amortization and deferrals                           274     388       (230)
                                                   ---------   -----      -----
Net periodic pension cost                          $     395   $ 311      $ 569
                                                   =========   =====      =====

                      Sunshine Mining and Refining Company

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth the funded status of the Company's trusteed defined benefit plans and the related amounts included in other long-term liabilities and deferred credits at December 31:

                                                                              1996             1995
                                                                            ------------------------
                                                                                 (In Thousands)
Plan assets at fair value                                                   $ 3,710          $ 2,794
Actuarial present value of projected benefit obligation:
  Vested                                                                      4,780            4,715
  Nonvested                                                                     181              170
                                                                            -------          -------
Projected benefit obligation                                                  4,961            4,885
                                                                            -------          -------
Plan assets less than projected benefit obligation                           (1,251)          (2,091)
Unrecognized prior service cost                                                 792              924
Unrecognized net (gain) loss                                                    (62)             401
Unrecognized transition net asset                                              (114)            (142)
Additional minimum liability                                                   (270)            (730)
                                                                            -------          -------
Accrued pension liability recognized in the consolidated balance sheets     $  (905)         $(1,638)
                                                                            =======          =======


The following significant assumptions were used in computing pension costs for the Company's trusteed defined benefit plans for the year ended December 31:

                                                                   1996            1995          1994
                                                              --------------------------------------------

Discount rate                                                       7.00%          8.25%          8.25%
Rate increase in compensation                                          0%             0%             0%
Expected long-term rate of return on assets                         9.00%          9.00%          9.00%

The Company's funding policy, with respect to trusteed defined benefit plans, is to make contributions annually equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Trusteed assets of the plans consist of pooled fixed income securities, pooled equity securities, and cash or cash equivalents.

                      Sunshine Mining and Refining Company

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company also has a defined contribution plan for employees not covered by a collective bargaining agreement. The Company's Board of Directors will determine annually if a contribution will be made, and if so, what percentage will be contributed. Company contributions charged to operations during 1996, 1995 and 1994 were $183,000, $199,000 and $164,000, respectively.

In addition, the Company also sponsors a plan to provide retirement benefits under the provision of Section 401(k) of the Internal Revenue Code (the 401(k)
Plan) for all employees not covered by a collective bargaining agreement who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 10% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Company contributions charged to operations during 1996, 1995, and 1994 were $84,000, $72,000, and $64,000, respectively.

As a result of the termination of postretirement medical and dental benefits for the Company's existing hourly work force and certain retired hourly employees and the elimination of such benefits for salaried employees, the Company recognized net curtailment gains aggregating $6.9 million in 1994. Postretirement medical and dental benefits are currently provided only to certain employees who retired before 1987. The Company's policy is to fund the cost of these plans as claims are incurred.

                      Sunshine Mining and Refining Company

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth the computation of the accrued liability for postretirement medical, dental, and life insurance benefits at December 31:

                                                                  1996        1995
                                                               ----------------------
                                                                   (In Thousands)
Accumulated postretirement benefit obligation:
 Retirees                                                      $  4,450      $  4,835
 Fully eligible active participants                                  71            70
 Other active plan participants                                      89            84
                                                               --------      --------
                                                                  4,610         4,989

Unrecognized net gain (loss)                                        559          (240)
                                                               --------      --------
Accrued postretirement benefit cost                            $  5,169      $  4,749
                                                               ========      ========

Net periodic postretirement benefit cost for these plans includes the following components for the year ended December 31:

                                       1996       1995       1994
                                       --------------------------
                                             (In Thousands)
Service cost                           $     7    $    6   $  115
Interest cost                              340       427      608
                                       -------    ------   ------
Net period cost                        $   347    $  433   $  723
                                       =======    ======   ======



The weighted-average annual assumed rate of increase in the per capita cost of covered medical and dental benefits is 7.75% for 1997 (8.25% for 1996) and is assumed to decrease gradually to 5% for 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, changing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation as of December 31, 1996, by $257,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $19,500. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1996 and 7.0% at December 31, 1995.

                      Sunshine Mining and Refining Company

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

Interest costs on the projected benefit obligations and the actual returns on plan assets of the postretirement benefit plans are included in interest expense and other income, respectively, in the accompanying consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

In December 1989, the United States Environmental Protection Agency (EPA) notified SPMI that it is a "Potentially Responsible Party" (PRP) at the Bunker Hill Superfund Site in Kellogg, Idaho. During 1990 and 1991, the Company and other PRPs without admitting liability, funded soil removal and remediation programs at the site. The Company's share of the cost of these programs totaled approximately $239,000.

Without admitting liability, the Company and several PRPs have agreed to do remediation work in the residential and certain commercial areas encompassed by the Bunker Hill Superfund Site pursuant to an EPA and State of Idaho approved work plan. In exchange, the EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Bunker Hill Smelter Complex, reduced the EPAs claim for reimbursement of past costs from $17 million to $1 million, plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation to be undertaken by the Company and the PRPs is expected to take approximately seven years.

On November 17, 1994, the United States District Court for the District of Idaho entered a Consent Decree containing the terms of this agreement. At December 31, 1996, the Company has accrued $1.1 million representing management's estimate of the remaining liability for its share (12.4%) of the remediation costs at the Bunker Hill Superfund Site. The liability for remediation costs under the Consent Decree is, however, joint and several. Thus, if any other settling party or parties does not comply with the Consent Decree, the exposure for the Company and SPMI could increase. Management does not believe that the ultimate liability that may result from this matter will have a material adverse effect on the Company's consolidated financial position or results of operations.

                      Sunshine Mining and Refining Company

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In November 1988, the EPA notified SPMI that it is a PRP at the Spokane Junkyard site near Spokane, Washington. The Company does not believe it will be required to pay any cleanup costs at the Spokane Junkyard site. No records of SPMI have been discovered by it or the EPA showing that SPMI ever transmitted any material to the site.

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

10. OPERATIONS

The Company's principal operating property is the Sunshine Mine, located near Kellogg, Idaho. The Sunshine Mine accounted for all of the Company's production revenues during 1996 and 85% of proven and probable reserves at December 31, 1996. The Company is also engaged in exploration in Argentina and Peru, as well as other parts of the United States.

In 1996, one customer accounted for sales of concentrate aggregating approximately $13.8 million. In 1995, two customers accounted for sales of concentrate and refined silver aggregating approximately $12.9 million. In 1994, two customers accounted for sales of refined silver aggregating approximately $12.5 million. Management believes that the loss of these purchasers would not have a material impact on the Company's consolidated financial condition or consolidated results of operations.

                      Sunshine Mining and Refining Company

11. PRECIOUS METALS RESERVES (UNAUDITED)

The table below presents data on proved and probable ore reserves, production and average prices for each of the years in the five-year period ended December 31, 1996 (in thousands, except average prices):

                                     1996          1995         1994          1993          1992
                                    -------------------------------------------------------------
SUNSHINE MINE
Reserves at December 31:
Ounces of silver                    36,241        30,810        27,908       29,961        29,461
Production:
Tons of ore                            121           101           107          100           105
Ounces of silver                     2,578         1,731         2,079        2,298         2,540

REVENUE - VIRGINIUS MINE
Reserves at December 31:
Ounces of silver                     6,208         5,098         5,098            -             -


AVERAGE PRICES:
Ounce of silver                      $5.11         $5.20         $5.29        $4.34         $3.95

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

                      Sunshine Mining and Refining Company

11. PRECIOUS METALS RESERVES (UNAUDITED) (CONTINUED)

The ore reserves and production information relate to mines in operation or development. In June 1991, the Company curtailed its mining operations at the Sunshine Mine, reducing production from approximately 1,000 tons per day to approximately 500 tons of ore per day. Production increased to more than 75% of capacity (750 tons per day) by the end of 1996.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                           -----------------------------------------------------------
                                               MARCH          JUNE           SEPTEMBER        DECEMBER
                                                 31             30               30              31
                                           -----------------------------------------------------------
1996:
Operating revenues                         $  3,797        $   2,951       $    3,678       $   3,787
Operating loss                               (4,564)          (6,007)          (6,506)         (6,767)
Net loss                                     (4,621)          (6,543)          (6,991)         (6,732)
Income (loss) applicable to common shares    (7,092)          33,581           (6,991)         (6,732)
Income (loss) per common share             $   (.04)       $     .15       $     (.03)      $    (.03)

1995:
Operating revenues                         $  4,564        $   3,466       $    5,149        $  3,355
Operating loss                               (3,898)          (4,940)          (3,219)         (4,614)
Loss applicable to common shares             (6,184)          (7,138)          (5,400)         (6,850)
Loss per common share                      $   (.03)       $    (.04)      $     (.03)       $   (.04)

Income applicable to common shares for the three months ended June 30, 1996 includes a gain of $40 million representing the excess of the aggregate redemption value of the Preferred stock over the sum of the value of securities issued and related transaction costs.

                              INDEX TO EXHIBITS

EXHIBIT
  NO.                              EXHIBIT
-------                            -------

2.1      Form of Agreement and Plan of Merger to be entered into by and among
                 Sunshine and Sunshine Merger Company, Exhibit 2.1 to the
                 Company's Registration Statement on Form S-4, Registration No.
                 33-98876 and incorporated herein by reference.

3.1      Certificate of Incorporation of Sunshine to the Company's Registration
                 Statement on Form S-4, Registration No. 22-98876 and incorporated herein by reference.

3.2      Bylaws of Sunshine filed as Exhibit 3.2 to the Company's Registration
                 Statement on Form S-4, Registration No. 33--98876 and incorporated herein by reference.

4.1      Warrant Agreement dated as of February 1, 1996, between Sunshine
                 Merger Company and American Stock Transfer & Trust Company, as
                 Warrant Agent, filed as Exhibit 4.1 to the Company's
                 Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

4.2      Warrant Agreement, dated as of February 3, 1994, between Sunshine and
                 American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on
                 Form S-1 (Registration No. 33-73608), as amended and incorporated herein by reference.

4.3      Form of Supplemental Warrant Agreement dated as of February 1, 1996 between Sunshine Merger Company and American Stock Transfer &
                 Trust Company, as Warrant Agent, filed as Exhibit 4.10 to the
                 Company's Registration Statement on Form S-4 (Registration No.
                 33-98876) and incorporated herein by reference.

4.4      Warrant Certificate, filed as Exhibit 4.3 to the Company's
                 Registration Statement on Form S-4, Registration No. 33-98876 and incorporated herein by reference.

4.5      Form of Warrant Certificate, filed as Exhibit 4.4 to Sunshine's
                 Registration Statement on Form S-1 (Registration No.
                 33-73608), as amended and incorporated herein by reference.

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


   4.9   Form of Fourth Supplemental Indenture, by and between the Company and
                 Texas Commerce Bank National Association, as successor to
                 Ameritrust Texas National Association formerly known as MTrust
                 Corp., National Association, filed as Exhibit 4.10 to the
                 Company's Registration Statement on Form S-4, Registration No.
                 33-98876, and incorporated herein by reference.

 -10.01  1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as
                 Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by reference.

 -10.3   Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan of
                 Sunshine, filed as Exhibit 10.8 to Sunshine's Registration
                 Statement on Form S-1 (Registration No. 33-63446), as amended and incorporated herein by reference.

 -10.3   Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan of
                 Sunshine, filed as Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, and
                 incorporated herein by reference.

 -10.4   1993 Incentive Stock Option Plan of Sunshine, filed as Exhibit 10.18 to Sunshine's Registration Statement on Form S-1 (Registration
                  No. 33-63446), as amended and incorporated herein by
                  reference.

*-10.5   1995 Employee Nonqualified Stock Option Plan of Sunshine.

 -10.6   Form of Executive Employment Agreement entered into as of January 1,
                 1994, between Sunshine and John S. Simko, filed as Exhibit
                 10.8 to Sunshine's Registration Statement on Form S-1
                 (Registration No. 33-73608), as amended and incorporated
                 herein by reference.

 -10.7   Form of Executive Employment Agreement entered into as of January 1,
                 1994, between Sunshine and William W.  Davis, filed as Exhibit
                 10.9 to Sunshine's Registration Statement on Form S-1
                 (Registration No.  33-73608), as amended and incorporated
                 herein by reference.

 -10.8   Form of Executive Employment Agreement entered into as of January 1,
                 1994, between Sunshine and Harry F. Cougher, filed as Exhibit
                 No. 10.10 to Sunshine's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1993, and incorporated herein by reference.

  10.9   Mining Lease, dated March 15, 1994, by and between Revenue-Virginius
                 Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1994, and incorporated herein by reference.

  10.10  Agreement dated July 1, 1995 by and between Consolidated Silver
                 Corporation and Sunshine Precious Metals, Inc., as purchaser, for the purchase of a certain mining property, filed as
                 Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1995, and incorporated herein by reference.

  22.1   Subsidiaries of Sunshine, filed as Exhibit 22.1 to Sunshine's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference.

 *23.1   Consent of Ernst & Young LLP



*24.1 Power of attorney of the officers and directors of the Company, included on the signature page hereof.

*27.1    Financial Data Schedules


----------

*  Filed herewith
-  Management contract or compensatory plan or arrangement.