Form 10-Q
period 1997-03-31
SUNSHINE MINING & REFINING CO
filed 1997-04-29
CIK 833376

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                        to
                               ----------------------    ----------------------


                         Commission File Number 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          75-2618333
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

        Registrant's telephone number including area code (208) 345-0660
                                                         -----------------------

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
Yes   X    No
    -----    -----

                                                   Number of Shares Outstanding
Title of Each Class of Common Stock                     at April 25, 1997
-----------------------------------               ------------------------------

  Common Stock, $.01 par value                               255,137,277

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                       (UNAUDITED)
                                                         MARCH 31    DECEMBER 31
                                                           1997         1996
                                                         ---------    ---------
ASSETS

Current assets:
   Cash and cash investments                             $  10,709    $  16,317
   Silver bullion                                            7,995        7,989
   Accounts receivable                                       2,347        2,624
   Inventories (Note 2)                                      2,426        2,523
   Marketable securities                                         7            7
   Other current assets                                        985        1,101
                                                         ---------    ---------
      Total current assets                                  24,469       30,561

Property, plant and equipment, at cost                     141,613      141,409
  Less accumulated depreciation,
    depletion and amortization                             (73,278)     (72,124)
                                                         ---------    ---------
                                                            68,335       69,285
Investments and other assets                                 5,397        5,640
                                                         ---------    ---------
                  Total assets                           $  98,201    $ 105,486
                                                         =========    =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                       $   1,108    $     987
  Accrued expenses                                           2,555        4,015
                                                         ---------    ---------
      Total current liabilities                              3,663        5,002

Long-term debt                                              31,515       31,515
Accrued pension and other postretirement benefits            5,931        6,074
Other long-term liabilities and deferred credits             4,812        5,032

Stockholders' equity:
  Common stock--$.01 par value;
    400,000 shares authorized; shares issued:
      March 31, 1997 - 259,803
      December 31, 1996 - 259,652                            2,598        2,597
  Paid-in capital                                          704,342      704,343
  Deficit                                                 (653,421)    (647,832)
                                                         ---------    ---------
                                                            53,519       59,108
  Less treasury stock, at cost:
    March 31, 1997 - 4,666 shares
    December 31, 1996 - 4,671 shares                         1,239        1,245
                                                         ---------    ---------
                                                            52,280       57,863
                                                         ---------    ---------
      Total liabilities and stockholders' equity         $  98,201    $ 105,486
                                                         =========    =========


                          See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            March 31, 1997 and 1996
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                         1997            1996
                                                      ---------       ---------
Operating revenues                                    $   6,554       $   3,327
Mark to market gain                                         186             470
                                                      ---------       ---------
                                                          6,740           3,797
                                                      ---------       ---------
Costs and expenses:
   Cost of revenues                                       6,509           3,625
   Depreciation, depletion
      and amortization                                    1,308             960
   Exploration                                            2,362           2,524
   Selling, general and
      administrative expense                              1,379           1,252
                                                      ---------       ---------
                                                         11,558           8,361
                                                      ---------       ---------
Operating loss                                           (4,818)         (4,564)
Other income (expense):
   Interest income                                          210             182
   Interest and debt expense                             (1,016)           (296)
   Other, net                                                35              57
                                                      ---------       ---------
                                                           (771)            (57)
                                                      ---------       ---------

Net loss                                                 (5,589)         (4,621)

Preferred stock dividend requirements                         0          (2,471)
                                                      ---------       ---------
                                                                              0
Loss applicable to common shares                      $  (5,589)      $  (7,092)
                                                      =========       =========

Loss per common share                                 ($   0.02)      ($   0.04)
                                                      =========       =========
Weighted average common
    shares outstanding                                  255,059         191,989
                                                      =========       =========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                 (In Thousands)
                                  (Unaudited)



                                                                    1997        1996
                                                                  --------    --------
Cash used by operating activities:
  Net loss                                                        $ (5,589)   $ (4,621)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                       1,308         960
      Exploration costs charged to operations                        2,362       2,524
      Amortization of debt issuance costs                              121        --
      Realized and unrealized gains on
         marketable equity securities                                 --           (60)

      Net (increase) decrease in:
        Silver bullion                                                  (6)       (420)
        Accounts receivable                                            277        (108)
        Inventories                                                     97        (472)
        Other assets and deferred charges                               25          69

      Net increase (decrease) in:
        Accounts payable and accrued expenses                       (1,279)        570
        Accrued pension and other postretirement benefits             (143)        143
        Other liabilities and deferred credits                        (214)       (328)
                                                                  --------    --------
    Net cash used by operations                                     (3,041)     (1,743)
                                                                  --------    --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment and
        exploration expenditures                                    (2,720)     (3,098)
  Proceeds from investments                                            213         630
                                                                  --------    --------
    Net cash used by investing activities                           (2,507)     (2,468)
                                                                  --------    --------

Cash provided (used) by financing activities:
  Proceeds from issuance of common stock upon exercise of stock
     options and warrants                                             --             1
  Proceeds from issuance of long term debt                            --        30,000
  Debt issuance costs                                                  (60)     (2,047)
                                                                  --------    --------
    Net cash provided (used) by financing activities                   (60)     27,954
                                                                  --------    --------

Increase (decrease) in cash and cash investments                    (5,608)   $ 23,743
Cash and cash investments, January 1                                16,317      12,837
                                                                  --------    --------

Cash and cash investments, March, 31,                             $ 10,709    $ 36,580
                                                                  ========    ========

Supplemental cash flow information -
  Interest paid in cash                                           $  1,308         166
                                                                  ========    ========


                           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1996.

2.       INVENTORIES

         The components of inventory consist of the following:

                                             March 31  December 31
                                               1997       1996
                                              ------     ------
         Precious Metals Inventories:
             Work in process                  $1,103     $1,144

             Finished goods                      298        405

         Materials and supplies inventories    1,025        974
                                              ------     ------

                                              $2,426     $2,523
                                              ======     ======

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which becomes effective for the Company's 1997 consolidated financial statements beginning in the fourth quarter of 1997. SFAS No. 128 will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

                      SUNSHINE MINING AND REFINING COMPANY

          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations for the
                   Three Months Ended March 31, 1997 and 1996

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

         The Company anticipates capital expenditures in 1997 at the Sunshine Mine to be approximately $1.3 million, including $366 thousand expended in the first quarter. For 1997, the Company has also budgeted approximately $5.5 million for exploration activities at the Pirquitas Mine in Argentina and the Sunshine Mine. Exploration expenditures for the first three months of 1997 totaled approximately $2.4 million.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 1997 was $3.0 million compared to $1.7 million in the first quarter of 1996. The $1.3 million increase was primarily due to the $1.2 million semi-annual interest payment in March, 1997 on the $30 million of Eurobonds issued March 22, 1996, and a cash operating loss increase in the first quarter of 1997 of $0.7 million, partially offset by changes in working capital components. The cash operating loss increased primarily due to the $0.7 million increase in interest and debt expense related to the Eurobonds.

         Approximately $2.5 million of cash was used by investing activities in both quarters.

         Cash provided by financing activities was $28.0 million in the first quarter of 1996 as a result of the Company's Notes Offering.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

         Consolidated operating revenues increased approximately $3.2 million for the first quarter of 1997 compared to the first quarter of 1996, while mark to market gains on work in process inventories and investment bullion decreased $284 thousand. The increase in operating revenues resulted from an increase in silver sales volumes (1,033,000 ounces of silver in the 1997 quarter compared to 500,000 ounces in the 1996 quarter) and a $738 thousand increase in by-product revenue partially offset by a $0.54 (9.5%) decrease in average silver price received per ounce. The silver sales volume increase primarily resulted from a 347,000 ounce (63%) increase in production in the 1997 quarter, a 53 thousand ounce increase in sales volume of finished silver and a build up of work in process inventory in the 1996 quarter.

         Cost of revenues increased $2.9 million (80%) (from $3.6 million in the first quarter of 1996 to $6.5 million in the first quarter of 1997) primarily due to the 63% increase in production in 1997, increased sales of retail silver and the 1996 build up of work in process inventories, partially offset by lower unit production costs. Unit production costs decreased $.88 (14.7%) to $5.11 per ounce of silver primarily due to the increase in silver production and a 1.9 ounce (10%) increase in average grades from 1996 to 1997 (901 thousand ounces produced from 45,799 tons at 20.33 ounces per ton in 1997 versus 554 thousand ounces from 31,037 tons at 18.42 ounces per ton in 1996) and increased by-product credits of $0.48 per ounce of silver.

         Exploration expense was approximately the same for the 1997 and 1996 periods pursuant to the Company's plans for exploration spending primarily at the Pirquitas Mine in Argentina and the Sunshine Mine.

         Depreciation, depletion and amortization increased by approximately $348 thousand as a result of increased production in the 1997 period.

         Interest and debt expense increased $720 thousand due to the debt issued in March, 1996.

                      SUNSHINE MINING AND REFINING COMPANY

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The litigation commenced on March 29, 1995 against the Company in Delaware Chancery Court, New Castle County, by Harbor Finance Partners, a Colorado Partnership, was dismissed with prejudice on March 11, 1997, pursuant to a stipulation between the parties. The Company agreed to pay plaintiff's counsel fees and expenses of $47,500 to resolve their claim for services rendered in the litigation.

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


                                         SUNSHINE MINING AND REFINING COMPANY


Dated:  April 28, 1997                   By:       s/WILLIAM W. DAVIS
                                            ------------------------------------
                                                   William W. Davis
                                                   Executive Vice President
                                                   and Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
EX-27       Financial Data Schedule
