Form 10-Q
period 1997-06-30
SUNSHINE MINING & REFINING CO
filed 1997-08-08
CIK 833376

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For The Transition Period From ______________________ to _____________________

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
Yes [X]  No [ ]

                                             Number of Shares Outstanding
Title of Each Class of Common Stock               at August 4, 1997
-----------------------------------          ----------------------------
    Common Stock, $.01 par value                      255,137,312

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       (Unaudited)
                                                         June 30       December 31
                                                           1997            1996
                                                       ------------    ------------
ASSETS

Current assets:
   Cash and cash investments                           $      7,157    $     16,317
   Silver bullion                                             7,765           7,989
   Accounts receivable                                        1,277           2,624
   Inventories (Note 2)                                       2,598           2,523
   Other current assets                                       1,400           1,108
                                                       ------------    ------------
      Total current assets                                   20,197          30,561

Property, plant and equipment, at cost                      142,261         141,409
  Less accumulated depreciation,
    depletion and amortization                              (74,448)        (72,124)
                                                       ------------    ------------
                                                             67,813          69,285
Investments and other assets                                  5,078           5,640
                                                       ------------    ------------
                         Total assets                  $     93,088    $    105,486
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $      1,611    $        987
  Accrued expenses                                            3,720           4,015
                                                       ------------    ------------
      Total current liabilities                               5,331           5,002

Long-term debt                                               31,515          31,515
Accrued pension and other postretirement benefits             5,959           6,074
Other long-term liabilities and deferred credits              4,613           5,032

Stockholders' equity:
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      June 30, 1997 - 259,803
      December 31, 1996 - 259,652                             2,598           2,597
  Paid-in capital                                           704,342         704,343
  Deficit                                                  (660,031)       (647,832)
                                                       ------------    ------------
                                                             46,909          59,108
  Less treasury stock, at cost:
    June 30, 1997 - 4,666 shares
    December 31, 1996 - 4,671 shares                          1,239           1,245
                                                       ------------    ------------
                                                             45,670          57,863
                                                       ------------    ------------
          Total liabilities and stockholders' equity   $     93,088    $    105,486
                                                       ============    ============

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                Quarter Ended         Six Months Ended
                                                  June 30,                 June 30,
                                             --------------------    --------------------
                                               1997        1996        1997        1996
                                             --------    --------    --------    --------
Operating revenues                           $  4,758    $  4,025    $ 11,312    $  7,352
Mark to market loss                              (372)     (1,074)       (186)       (604)
                                             --------    --------    --------    --------
                                                4,386       2,951      11,126       6,748
                                             --------    --------    --------    --------
Costs and expenses:
   Cost of revenues                             5,456       4,580      11,964       8,205
   Depreciation, depletion
      and amortization                          1,214       1,061       2,522       2,021
   Exploration                                  2,048       1,950       4,410       4,474
   Selling, general and
      administrative expense                    1,461       1,367       2,841       2,619
                                             --------    --------    --------    --------
                                               10,179       8,958      21,737      17,319
                                             --------    --------    --------    --------
Operating loss                                 (5,793)     (6,007)    (10,611)    (10,571)
Other income (expense):
   Interest income                                200         429         410         611
   Interest and debt expense                   (1,013)       (990)     (2,029)     (1,286)
   Other, net                                      (4)         25          31          83
                                             --------    --------    --------    --------
                                                 (817)       (536)     (1,588)       (592)
                                             --------    --------    --------    --------

Net loss                                       (6,610)     (6,543)    (12,199)    (11,163)

Gain on retirement and exchange
   of preferred stock                              --      40,124          --      40,124
Preferred stock dividend requirements              --          --          --      (2,622)
                                             --------    --------    --------    --------

Income (loss) applicable to common shares    $ (6,610)   $ 33,581    $(12,199)   $ 26,339
                                             ========    ========    ========    ========

Income (loss) per common share:
   Primary                                   $  (0.03)   $   0.16    $  (0.05)   $   0.13
                                             ========    ========    ========    ========
   Fully diluted                             $  (0.03)   $   0.15    $  (0.05)   $   0.12
                                             ========    ========    ========    ========

Weighted average common shares outstanding    255,137     212,471     255,100     202,230
                                             ========    ========    ========    ========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          Six Months Ended June 30,
                                                              1997        1996
                                                            --------    --------
Cash used by operating activities:
  Net loss                                                  $(12,199)   $(11,163)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                 2,522       2,021
      Exploration costs charged to operations                  4,410       4,474
      Amortization of debt issuance costs                        323         195
      Other                                                       --         (60)

      Net (increase) decrease in:
        Silver bullion                                           224         601
        Accounts receivable                                    1,347        (135)
        Inventories                                              (74)       (586)
        Other assets and deferred charges                       (328)       (340)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                    479       1,862
        Accrued pension and other postretirement benefits       (114)         79
        Other liabilities and deferred credits                  (413)       (749)
                                                            --------    --------
    Net cash used by operations                               (3,823)     (3,801)
                                                            --------    --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment and
        exploration expenditures                              (5,460)     (6,197)
  Proceeds from investments                                      273         700
                                                            --------    --------
    Net cash used by investing activities                     (5,187)     (5,497)
                                                            --------    --------

Cash provided (used) by financing activities:
  Costs associated with conversion of preferred stock
     into common stock                                            --      (1,028)
  Proceeds from issuance of common stock upon exercise
     of stock options and warrants                                --           1
  Proceeds from issuance of long term debt                        --      30,000
  Debt issuance costs                                           (150)     (2,320)
                                                            --------    --------
    Net cash provided (used) by financing activities            (150)     26,653
                                                            --------    --------

Increase (decrease) in cash and cash investments              (9,160)   $ 17,355
Cash and cash investments, January 1                          16,317      12,837
                                                            --------    --------

Cash and cash investments, June 30                          $  7,157    $ 30,192
                                                            ========    ========

Supplemental cash flow information -
  Interest paid in cash                                     $  1,411         876
                                                            ========    ========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1997

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ending December 31, 1996.

2.   INVENTORIES

     The components of inventory consist of the following:


                                                June 30  December 31
                                                  1997      1996
                                                -------  -----------
     Precious Metals Inventories:
        Work in process                          $1,169    $1,144

        Finished goods                              309       405

     Materials and supplies inventories           1,120       974
                                                 ------    ------

                                                 $2,598    $2,523
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

                      SUNSHINE MINING AND REFINING COMPANY

          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations for the
                    Six Months Ended June 30, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal product at this time is silver produced from its Sunshine Mine in Kellogg, Idaho. Due to low silver prices, the Company's operations have not generated positive cash flow, and the costs of exploration, general and administrative expense, and interest charges have been funded from available cash balances.

     In 1992, in response to low silver prices the Company implemented an exploration program to find lower-cost silver reserves in the Sunshine Mine and in Latin America. The first such ore body found, the West Chance, is in the previously undeveloped western section of the Sunshine Mine. The Company has almost completed development of the West Chance and has begun full-scale mining operations in the ore body. A significant reduction in the Company's cash production cost per ounce is anticipated in the second half of 1997 as a result of production increases. The anticipated improvements will not restore the Company to profitability at current silver prices; however, the Company's international exploration program has identified other properties which have significant potential to further improve results.

     The Company will soon complete pre-feasibility studies on its Pirquitas Mine in Northwest Argentina, a property identified and acquired in late 1995. These studies are expected to confirm that Pirquitas will be a large low-cost silver/tin producer and add significantly to the Company's reserve base. Development of the property as a 5,500 ton per day operation is currently being studied and would likely require a capital investment of approximately $70-80 million. The Company has not yet begun to seek funding sources for this project.

     In the second quarter of 1997, the Company acquired the rights to a property in the Chubut province of Argentina, which it has named "La Joya del Sol." Surface sampling and underground drilling has identified at least three epithermal quartz veins on the property containing significant amounts of high-grade gold mineralization. Based on the veins' width, strike length and the consistency of the mineralization, the Company believes La Joya del Sol will likely be an important gold mine. In addition, several other outcrops similar in appearance to those already being tested have been identified on the surface, but as yet no work has been commenced. The Company has not yet begun to estimate capital and operating costs. Should development of the property be warranted, the Company will have to obtain capital from outside sources, which it has not as yet identified.

     The Company considers the addition of new producing properties through its exploration program vital to its return to profitability, and has budgeted approximately $5.8 million for exploration in 1997, compared to expenditures of $10.2 million in 1996. Future spending on exploration projects is contingent on the Company's ability to raise new funding. The Company believes its success in finding and developing new properties will assist it in raising the funds required to continue its exploration program as well as in funding the development of the properties it has already identified. However, no assurance can be given that the necessary exploration and development funds can be obtained.

     At the end of the second quarter of 1997, the Company's working capital was $14.9 million, which is considered adequate for the foreseeable future.

Operating, Investing, and Financing Activities

     Cash used in operating activities was $3.8 million in the first half of 1997 and 1996. The cash operating loss increase of $0.4 million in the first half of 1997 was offset by changes in working capital components. The cash operating loss increased primarily due to the $0.7 million increase in interest and debt expense related to the Eurobonds.

     Approximately $5.2 and $5.5 million of cash was used by investing activities in the 1997 and 1996 six-month periods, respectively.

     Cash provided by financing activities was $26.7 million in the first half of 1996 as a result of the Company's Notes Offering.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996


     Consolidated operating revenues increased approximately $0.7 million for the second quarter of 1997 compared to the second quarter of 1996. The increase in operating revenues resulted from an increase in silver sales volumes (764,000 ounces of silver in the 1997 quarter compared to 655,000 ounces in the 1996 quarter) and the associated $0.6 million increase in by-product revenue partially offset by a $0.52 (10.1%) decrease in average silver price received per ounce. The silver sales volume increase primarily resulted from a 145,000 ounce (22%) increase in production in the 1997 quarter. Mark to market losses on silver in work-in-process inventories and investment silver bullion decreased $0.7 million. The mark to market losses were caused by declines in the silver price during the periods, resulting in writedowns of the value of the Company's work-in-process inventories and silver bullion held for investment.

     Cost of revenues increased $0.9 million (19%) (from $4.6 million in the 1996 quarter to $5.5 million in the 1997 quarter) primarily due to the 22% increase in production in 1997, partially offset by lower unit production costs. Unit production costs decreased $.58 (9.4%) to $5.60 per ounce of silver primarily due to the increase in silver production from 1996 to 1997 (803 thousand ounces produced from 37,867 tons at 21.98 ounces per ton in 1997 versus 659 thousand ounces from 28,077 tons at 24.17 ounces per ton in 1996).

     Depreciation, depletion and amortization increased by approximately $153 thousand as a result of increased production in the 1997 period.

     Interest income decreased $229 thousand due to lower average invested cash balances.

THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1996

     Consolidated operating revenues increased approximately $4.0 million (53.9%) for the first six months of 1997 compared to the first six months of 1996 primarily due to an increase in sales volume (1.8 million ounces of silver in the first six months of 1997 compared to 1.2 million ounces of silver in the same period of 1996) and the associated $1.3 million increase in by-product revenue. The increase in sales volumes primarily resulted from a 491,000 ounce (40.5%) increase in production in 1997 compared to 1996, and a 53 thousand ounce increase in sales volume of finished silver. Mark to market losses on work-in-process silver inventories and silver bullion held for investment amounted to $186 thousand and $604 thousand in 1997 and 1996, respectively. The losses were due to declines in the per ounce silver price during the periods, from $4.74 to $4.60 between December 31, 1996 and June 30, 1997; and from $5.28 to $4.98 between December 31, 1995 to June 30, 1996. The price per ounce has declined further since June 30, 1997 and additional mark to market losses will be incurred in the third quarter if the price does not recover.

     Cost of revenues increased $3.8 million (46%) (from $8.2 million in the first six months of 1996 to $12.0 million in the first six months of 1997) primarily due to the 40.5% increase in production in 1997, partially offset by lower unit production costs. Unit production costs decreased $.75 (12.3%) to $5.34 primarily due to the 40.5% increase in silver production (1.7 million ounces produced from 83,667 tons at 21.08 ounces per ton in 1997 versus 1.2 million ounces from 58,317 tons at 21.46 ounces per ton in 1996).

     Depreciation, depletion and amortization increased by approximately $501 thousand as a result of increased production figures in the 1997 period.

     Interest income decreased by $201 thousand due to lower average invested cash balances.

     Interest expense increased $743 thousand due to the Company's Notes Offering completed in March, 1996.

                      SUNSHINE MINING AND REFINING COMPANY

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 10, 1997, at Sunshine's Annual Meeting of Stockholders, for which proxies were solicited pursuant to Regulation 14A, holders of common stock voted on the following matters:

1.   The following nominees for director were elected by the vote indicated:

                                                           Broker
                   Name               For       Withheld  Non-votes
            --------------------  -----------  ---------  ---------
            G. Chris Andersen     178,430,296  8,454,423      0
            V. Dale Babbitt       178,367,352  8,517,367      0
            George M. Elvin       178,427,824  8,456,895      0
            Daniel D. Jackson     178,417,085  8,467,634      0
            Oren G. Shaffer       178,398,242  8,486,477      0
            John S. Simko         178,300,512  8,584,207      0
            Robert B. Smith, Jr.  178,427,239  8,457,480      0

2. The proposal to amend the Certificate of Incorporation of Sunshine to increase the authorized Common Stock to 600 million shares was approved by the following vote:

     For:              155,231,706
     Against:           27,169,879
     Abstain:            4,483,134
     Broker Non-Votes            0


3. The alternative proposals to amend the Certificate of Incorporation of Sunshine to effect a one-for-three, one-for-five or one-for-eight reverse stock split of the issued and outstanding shares of Sunshine's Common Stock at the discretion of the Board of Directors of Sunshine were approved by the following vote:


     For:              159,255,785
     Against:           23,446,969
     Abstain:            4,181,965
     Broker Non-Votes            0

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           *Exhibit No. 3.1    Certificate of Incorporation of Sunshine
                               Mining and Refining Company, as amended by the Certificate of Amendment effective June 26,
                               1997, increasing Sunshine's authorized common stock, par value $.01, to 600,000,000 (600 million) shares.

           *Exhibit No. 27     Financial Data Schedule.

                               *Filed herewith

     (b)  Reports on Form 8-K

          None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                      SUNSHINE MINING AND REFINING COMPANY



Dated:  August 8, 1997                By: /s/ WILLIAM W. DAVIS
                                          ------------------------------
                                          William W. Davis
                                          Executive Vice President
                                          and Chief Financial Officer

                              INDEX TO EXHIBITS

         EXHIBIT                  DESCRIPTION
         -------                  -----------
           3.1    Certificate of Incorporation of Sunshine
                  Mining and Refining Company, as amended by the
                  Certificate of Amendment effective June 26,
                  1997, increasing Sunshine's authorized common
                  stock, par value $.01, to 600,000,000 (600
                  million) shares.

           27     Financial Data Schedule.