Form 10-K405/A
period 1996-12-31
SUNSHINE MINING & REFINING CO
filed 1997-10-16
CIK 833376

================================================================================
                                 FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________

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


                      DOCUMENTS INCORPORATED BY REFERENCE

         SUNSHINE MINING AND REFINING COMPANY'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING TO BE HELD IN JUNE 1997 (PART III).

                     SUNSHINE MINING AND REFINING COMPANY
                 AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

        The undersigned registrant hereby amends the following Items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:


                                     PART I

Item 1.       Business.

                                    PART II

Item 6.       Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                   PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.

              (a) 1. Consolidated Financial Statements. See Index to Financial
                     Statements and Financial Statements Schedules on page F-1 hereof.

              (b)    Exhibit 23.1 Consent of Ernst & Young LLP

              (c)    Exhibit 27.1 Financial Data Schedules.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SUNSHINE MINING AND REFINING COMPANY


                                            By:  /s/ William W. Davis
                                               ---------------------------------
                                               William W. Davis
                                               Executive Vice-President and
                                               Chief Financial Officer


October 16, 1997
Dallas, Texas

                                     PART I

1.       BUSINESS.

GENERAL

         Sunshine Mining and Refining Company ("Sunshine" or the "Company") owns the Pirquitas Mine in the Jujuy Province of Northwest Argentina and the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho. The Company has five additional exploration concessions in Argentina, where it is emphasizing exploration work in the northern part of the country. The Company also leases the Revenue Virginius property near Ouray, Colorado, which contains 6.2 million ounces of silver reserves and significant additional mineralized material and is being held pending higher silver prices.

         Sunshine's share of silver reserves at the Sunshine Mine total 1.6 million tons of ore containing 21.6 ounces of silver per ton (after adjustment for mining dilution), totaling 35.4 million ounces of silver. Metallurgical recoveries at the Sunshine Mine typically approximate 97% of the contained silver.

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

         In recent years, exploration and development work at the Sunshine Mine focused on the West Chance system, discovered in 1992-1993. At January 1, 1997, proven and probable reserves identified in the West Chance totaled 12.6 million ounces of silver. Additional mineralized material in the West Chance is estimated to consist of 2.3 million tons with an average grade of 23.3 ounces of silver per ton. Development of the West Chance ore body continues. Mining is in progress in four conventional stopes on the 3100 level and two ramp-developed stopes on the 3700 level. Four additional ramp-developed stopes are nearing production below the 3100 level. Initial ramp development on the 2700 level will be completed in 1997 with production commencing by mid-year.
As a result, production increased in the fourth quarter of 1996 such that by year end it was more than 75% of capacity. The Company expects to increase this production level during 1997.

         The Company acquired the Pirquitas Mine in November, 1995, and since that time has conducted an active exploration drilling and sampling program on the site. Thus far at Pirquitas the Company has identified approximately 125 million tons of mineralized material with an average of 1.9 ounces of silver per ton and estimated .13% tin. The Company believes that the property can be devloped using low-cost open-pit mining methods. Metallurigal testing, expected to be completed in the first half of 1997, has thus far demonstrated excellent recoveries of silver. Upon completion of the metallurgical test work, if favorable, the Company expects that a significant portion of the mineral deposit will be classified as a proven and probable reserve.

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

         The accuracy of these forward looking statements and other similar statements contained herein regarding production, reserves, mineralized materials and mineral deposits and cash costs at the Pirquitas Mine, the Sunshine Mine and the Company's other exploration projects will depend upon the actual grade, quantity and other qualities of recoverable resources, which may differ from current estimates.

         Effective May 22, 1996, the Company's stockholders approved a transaction to eliminate Sunshine's outstanding $11.94 (Stated Value) Cumulative Redeemable Preferred Stock. The transaction was structured as a merger into a wholly-owned subsidiary, which became the surviving entity, and was renamed Sunshine Mining and Refining Company. Pursuant to the transaction, Preferred Stock with a liquidation preference of $130 million was eliminated in exchange for approximately 63 million shares of Sunshine common stock and 7.6 million warrants to buy common stock at a price of $1.38 per share. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

         The Company is conducting an extensive drilling and underground sampling program at Pirquitas that has indentified 125 million tons of mineralized material with an average of 1.9 ounces of silver per ton and .13% tin. (Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support reasonable estimate of tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.)

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

         Pirquitas represents the southernmost known economic deposit associated with the Bolivian tin belt which extends in an arc from Peru to Argentina. The southernmost Bolivian tin deposits show an increase in silver content, whereas silver is negligible in the tin occurrences of northern Bolivia. Tin belt mineralization occurs in veins, stock works, breccias, disseminations, and mantos. The majority of deposits are associated with small stocks 1-2 km in diameter, exhibiting many characteristics of porphyry copper systems.

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

         The Company expects to complete metallurgical studies in the first half of 1997 to define metal recoveries and processing economics. Results thus far have indicated excellent recoveries of silver through conventional flotation and gravity circuits. Defining plant capital and operating costs, maximizing silver recoveries and improving tin recoveries are the principal objectives of the remaining work. If the final results are favorable, the Company expects to classify a significant portion of the mineralized material into a proven or probable reserve category and commence feasibility studies to be used in financing the development of the property.

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

        After antimony removal, the silver concentrate can be either transferred to the silver refinery for recovery of silver and copper, or sold to a commercial smelter. Factors which influence Sunshine's decision to refine its products internally or sell them to a smelter include levels of production, costs of reagents and available smelter contract terms. The refinery was designed and built to recover up to 8.0 million ounces of silver from concentrates annually. The refinery produced approximately 2.7 million ounces of silver in 1994 and, as a result of the low level of through-put, Sunshine suspended operations at the silver refinery in 1995 pending higher levels of available feed. Until the refinery reopens, Sunshine will sell its silver-copper concentrates to a nearby smelter for processing. The Company's sales to the third party smelters are under long-term contracts, generally for a period of at least one year, cancelable by either party after one year upon thirty days notice. The Company employs no sales force. Suspension of refinery operations has not had a material impact on Sunshine's results of operations or cash flows.

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

         The Sunshine Mine's proven and probable ore reserves, which include the West Chance reserves, were estimated by the Company's technical personnel at January 1, 1997, to be 1.6 million tons of ore containing 36.2 million ounces of silver, 12.9 million pounds of copper, and

25.5 million pounds of lead. The weighted average ore grades, adjusted for mining dilution, but not adjusted for metallurgical recoveries, are 21.7 ounces per ton silver, .39% copper, and 2.23% lead.

         Reserves increased by 5.5 million ounces of silver from the prior year (net of production) due to the exploration and development of the West Chance in 1996. West Chance proven and probable reserves total 12.6 million ounces of silver. Additionally, the West Chance contains an estimated 2.3 million tons of mineralized material with an average of 23.3 ounces of silver per ton, at January 1, 1997. (Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a reasonable estimate of tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.)

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

OTHER EXPLORATION PROJECTS

REVENUE-VIRGINIUS

         The Revenue-Virginius project is located eight miles southwest of the town of Ouray in southwestern Colorado. Primarily an underground narrow-vein silver property, it also contains significant gold, base metals and antimony values. Sunshine controls the property under a mining lease calling for minimal property payments and work commitments. The property currently contains reserves of over 6.2 million ounces of silver, and additional mineralized material of 3.6 million tons containing 11 ounces per ton silver,
 .03 ounces per ton gold, 2% lead, .15% copper and .71% zinc. (Mineralized material is a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a reasonable estimate of tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve, until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.) The company is holding the property pending higher silver prices.)

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

CERRO CHOIQUE


         Cerro Choique is located in northern Patagonia, province of Rio Negro, approximately 25 kms east of Los Menucos. The property consists of two concessions including Cerro Choique and Loma Negra covering over 14,530 hectares (35,900 acres). Gold mineralization occurs in silicified volcanic rocks consisting of rhyolites and pyroclastic volcanic rocks with varying composition, of triassic age. The zone of associated alteration extends for at least 2,100 meters trending in a northeast-southwest direction and is up to 600 meters wide. Exploration has consisted of 1) surface rock geochemical analysis, 2) constructing 4,650 meters of trenches across the silicified/mineralized zone, and 3) drilling six reverse circulation holes (1,076 meters total) on wide spaced centers to test several of the gold anomalies. Rock geochemical and drill assay results have defined numerous zones ranging from 0.2 - 4.34 ppm gold. Although the exploration program has, to date, not defined an area of economic importance, it has given sufficient encouragement to merit further exploration work in order to thoroughly evaluate this major epithermal gold anomaly. (As of the date of this amendment the Company has discontinued work at Cerro Choique due to the lack of ore grade mineralization found in exploration drilling.)


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

         Competition among mining companies is primarily for mineral rich properties which can be developed and produced economically; the technical expertise to find, develop and produce such properties; labor to operate the properties; and capital for the purpose of funding such operations. As the principal product sold is a commodity with its price dictated by world markets upon which any individual operator has very little influence, the competitive factors cited above give the competetive advantage to the low cost operator. With its recent history of exploration success in the West Chance area of the Sunshine Mine and its Pirquitas discovery in Argentina, the Company is in an excellent competitive position relative to other primary silver producers in North America.

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

                                   PART II


6.  SELECTED FINANCIAL DATA.

         The following table sets forth summary historical financial information of Sunshine as of the dates and the periods set forth in the table below. All amounts are in thousands, except price and production statistics and per share amounts.


                                                    ==================================================================
                                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                     1996(5)       1995          1994(4)      1993(3)        1992(2)
                                                    ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:


Operating revenues  . . . . . . . . . . . . .         $15,315      $15,623        $17,732      $14,306        $13,316
Mark to market gains (losses) . . . . . . . .          (1,101)         911           (320)       3,275           (390)
                                                    ---------   ----------      ---------   ----------      ---------
   Total revenues   . . . . . . . . . . . . .          14,214       16,534         17,412       17,581         12,926
Loss from continuing operations . . . . . . .         (25,902)     (15,483)        (4,923)     (28,611)       (40,261)
Loss before extraordinary item and
   cumulative effect of change in
   accounting principle   . . . . . . . . . .         (25,902)     (15,483)        (4,923)     (28,611)       (40,664)
Net loss  . . . . . . . . . . . . . . . . . .         (25,902)     (15,483)        (4,923)     (42,257)       (13,372)
Income (loss) applicable to common shares . .          11,600      (25,572)       (15,383)     (53,077)       (24,860)
Income (loss) per common share:
   Continuing operations  . . . . . . . . . .             .05         (.13)          (.08)        (.25)          (.44)
   Extraordinary item   . . . . . . . . . . .             ---          ---            ---         (.09)           .33
   Cumulative effect of change in
      accounting principle  . . . . . . . . .             ---          ---            ---          ---           (.10)
   Net income (loss)  . . . . . . . . . . . .             .05         (.13)          (.08)        (.34)          (.21)
Weighted average common shares  . . . . . . .         222,584      193,044        185,634      155,383        118,740

PRICE AND PRODUCTION STATISTICS:

Average Silver prices received  . . . . . . .           $5.11        $5.20          $5.29        $4.34          $3.95
   Tons   . . . . . . . . . . . . . . . . . .         120,910      101,240        107,056      100,441        104,602
   Silver grade (ounces per ton)  . . . . . .           22.04        17.66          20.08        23.49          24.77
   Silver ounces  . . . . . . . . . . . . . .       2,577,895    1,731,714      2,079,290    2,298,155      2,540,363
Cash cost per ounce(1)  . . . . . . . . . . .           $6.12        $6.61          $5.83        $5.10          $4.40

BALANCE SHEET DATA:

Cash and cash investments . . . . . . . . . .         $16,317      $12,837        $26,581       $4,304         $4,654
Working capital . . . . . . . . . . . . . . .          25,559       23,550         38,537       15,651         13,399
Total assets  . . . . . . . . . . . . . . . .         105,486      101,134        116,657      100,360        113,036
Long-term debt and capital lease obligations.          25,780        1,519          1,519        9,493         19,669
Stockholders' equity:
   Preferred Stock  . . . . . . . . . . . . .             ---       82,268         80,707       78,774         76,482
   Other  . . . . . . . . . . . . . . . . . .          63,598        2,814         19,701      (11,531)        (9,282)
Book value per common share . . . . . . . . .             .25         (.22)          (.10)        (.26)          (.24)
Common shares outstanding . . . . . . . . . .         254,981      193,096        192,995      168,559        146,478

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

                                   PART II


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

FUTURE EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company's exploration expenditures for 1996 totaled approximately $10 million, principally at the Pirquitas Mine and the Sunshine Mine. These expenditures significantly advanced the Pirquitas project evaluation and the West Chance development, increasing and/or improving the definition of the Company's silver reserves and mineralized materials. The Company expects to incur substantial costs in both projects in 1997 which, at current silver prices, will need to be funded from working capital.

         The Company has steadily increased its level of exploration expenditures in recent years as it has identified and acquired a growing list of prospects that it felt had the potential to add significantly to operating income, cash flow, and reserves. The acquisition and successful development of such prospects is central to the Company's plan to return to profitability. Continuation of such efforts at their 1996 levels will be contingent on future silver prices and the Company's ability to raise additional funding.

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

        The Company periodically, and at least annually, evaluates its mining properties for permanent impairment based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, and recoverable reserves and mineralized material which management believes are reasonable based on historical silver prices and production. In constant 1996 dollars, the price of silver averaged approximately $10.49 per ounce over the 29 year period since silver has been allowed to trade on an essentially free market basis, including the most recent seven-year period during which the price of silver averaged only $4.62 per ounce (in constant 1996 dollars). The Company currently believes that the price of silver will increase to a more normal historical trading range in constant dollars and that additional reserves of higher grades than have been mined recently are present in the Sunshine Mine. Accordingly, the Company does not believe it is probable that its investment in the Sunshine Mine has been permanently impaired at December 31, 1996.

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

OPERATING, INVESTING AND FINANCING ACTIVITIES


         Cash used in operating activities was $22.2 million in 1996 compared with $13.0 million in 1995 and $8.4 million in 1994. The 1996 increase resulted primarily from increases (over 1995 levels) in exploration expenditures of $4.2 million, and cash operating losses of $3.3 million and a $1.0 million increase in inventories in 1996 versus a $1.7 million decrease in 1995, partially offset by other changes in working capital items. Cash operating losses increased primarily due to a $2.5 million increase in interest expense and a $1.1 million mark-to-market loss in 1996 versus a $.9 million gain in 1995.


         $1.0 million of cash was used by investing activities during 1996, including $2.7 million for additions to property, plant and equipment, partially offset by proceeds from investments of $1.7 million.

         Cash used by investing activities during 1995 was $0.9 million, including $2.5 million for the acquisition of the Pirquitas property in Argentina and the ConSil property adjacent to the Sunshine Mine, offset by $2.2 million of cash proceeds from the sale of certain marketable securities. In 1994, cash used by investing activities was $0.4 million.

         Cash provided by financing activities was $26.7 million in 1996 resulting from the Company's Notes Offering, partially offset by the cost associated with the Merger. Cash provided by financing activities was $31.1 million in 1994 principally as a result of the Company's rights offering.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         The Company's net loss increased $10.4 million in 1996 to $25.9 million compared with the net loss of $15.5 million in 1995. This increase resulted primarily from the $4.2 million increase in exploration expenditures as a result of the Company's increased exploration program, particularly at Pirquitas; the $3.5 million increase in interest expense resulting from the Notes Offering; the $.7 million increase in depreciation, depletion and amortization; and a $1.1 million mark-to-market loss in 1996 versus a $.9 million gain in 1995.

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

         Interest expense increased $3.5 million due to the outstanding
Eurobonds.

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

As described in Note 5, the consolidated financial statements as of and for the year ended December 31, 1996 have been restated.


                                                        ERNST & YOUNG LLP

Dallas, Texas

February 21, 1997,
except for Note 5, as to which
the date is September 10, 1997

                      Sunshine Mining and Refining Company

                          Consolidated Balance Sheets
                   (In Thousands, except per share amounts)

                                                                                DECEMBER 31,
                                                                            1996            1995
                                                                         -------------------------
ASSETS
Current assets:
  Cash and cash investments                                               $  16,317      $  12,837
  Silver bullion (Note 2)                                                     7,989          8,976
  Accounts receivable                                                         2,624          1,583
  Inventories (Note 2)                                                        2,523          1,477
  Other current assets                                                        1,108          1,605
                                                                          ---------      ---------
Total current assets                                                         30,561         26,478
Property, plant, and equipment, at cost (Note 3)                            141,409        140,886
Less accumulated depreciation, depletion, and amortization                  (72,124)       (69,967)
                                                                          ---------      ---------
                                                                             69,285         70,919
Investments and other assets                                                  5,640          3,737
                                                                          ---------      ---------
Total assets                                                              $ 105,486      $ 101,134
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $     987      $     687
  Accrued expenses (Note 4)                                                   4,015          2,241
                                                                          ---------      ---------
Total current liabilities                                                     5,002          2,928

Long term debt (Note 5)                                                      25,780          1,519
Accrued pension and other postretirement benefits (Note 8)                    6,074          6,387
Other long-term liabilities and deferred credits (Note 6)                     5,032          5,218

Commitments and contingencies (Notes 2, 3, 6, and 9)                              -              -

Stockholders' equity (Notes 5 and 7):
  Cumulative redeemable preferred stock - aggregate
    redemption value: 1995 - $128,203                                             -         82,268
  Common stock - par value: $0.01
    Authorized shares - 400,000
    Issued shares - 259,652 - 1996; 196,760 - 1995                            2,597          1,968
  Paid-in capital                                                           711,093        623,337
  Deficit                                                                  (648,847)      (622,454)
                                                                          ---------      ---------
                                                                             64,843         85,119
Less treasury stock:  1996 - 4,671; 1995 - 3,664 shares, at cost             (1,245)           (37)
                                                                          ---------      ---------
                                                                             63,598         85,082
                                                                          ---------      ---------
Total liabilities and stockholders' equity                                $ 105,486      $ 101,134
                                                                          =========      =========


See accompanying notes.

                    Sunshine Mining and Refining Company
                    Consolidated Statements of Operations

                                                                  YEAR ENDED DECEMBER 31,
                                                             1996           1995           1994
                                                          -----------------------------------------
                                                          (In Thousands, except per share amounts)

Operating revenues (Note 10)                              $     15,315    $  15,623       $  17,732
Mark to market gain (loss)                                      (1,101)         911            (320)
                                                          ------------    ---------       ---------
                                                                14,214       16,534          17,412
Costs and expenses:
  Cost of revenues                                              18,041       17,633          18,530
  Depreciation, depletion, and amortization (Note 3)             4,325        3,612           4,167
  Exploration                                                   10,240        6,048           1,888
  Selling, general, and administrative expense                   5,452        5,912           5,679
  Curtailment gain on postretirement benefits other
    than pension (Note 8)                                            -            -          (6,936)
                                                          ------------    ---------       ---------
                                                                38,058       33,205          23,328
                                                          ------------    ---------       ---------
Operating loss                                                 (23,844)     (16,671)         (5,916)

Other income (expense):
  Interest income                                                1,313        1,336           1,134
  Interest and debt expense                                     (4,328)        (813)         (1,222)
  Other, net                                                       957          665           1,081
                                                          ------------    ---------       ---------
                                                                (2,058)       1,188             993
                                                          ------------    ---------       ---------
Net loss                                                       (25,902)     (15,483)         (4,923)

Gain on retirement and exchange of preferred stock
  (Note 7)                                                      40,124           -               -
Preferred dividend requirements (Note 7)                        (2,622)     (10,089)        (10,460)
                                                          ------------    ---------       ---------
Income (loss) applicable to common shares                 $     11,600    $ (25,572)      $ (15,383)
                                                          ============    =========       =========
Income (loss) per common share                            $       0.05    $   (0.13)      $   (0.08)
                                                          ============    =========       =========
Weighted average common shares outstanding                     222,584      193,044         185,634
                                                          ============    =========       =========


See accompanying notes.

                      Sunshine Mining and Refining Company

                Consolidated Statements of Stockholders' Equity


                                                                   CUMULATIVE REDEEMABLE
                                                                      PREFERRED STOCK             COMMON STOCK
                                                             ------------------------------------------------       PAID-IN
                                                              SHARES        AMOUNT        SHARES      AMOUNT        CAPITAL
                                                             ---------------------------------------------------------------
                                                                                                         (In Thousands)
Balance at December 31, 1993                                   7,166      $78,774         172,223     $1,722       $ 585,338
Issuance of common stock upon sale of units
    (Note 7)                                                       -            -          20,200        202          29,561
Issuance of common stock upon exercise of stock
    options and warrants                                           -            -              84          1             141
Issuance of common stock upon redemption of
    8% Silver Indexed Bonds (Note 5)                               -            -           3,824         39           7,532
Issuance of common stock for interest on 8% Silver
    Indexed Bonds                                                  -            -             221          2             447
Issuance of common stock upon conversion of
    Convertible Subordinated Reset Debentures                      -            -              94          1             162
Other net                                                          -            -              13          -               -
Net loss                                                           -            -               -          -               -
Amortization of difference between carrying amount and
    redemption value of preferred stock                            -        1,933               -          -               -
                                                               -----      -------         -------     ------       ---------
Balance at December 31, 1994                                   7,166       80,707         196,659      1,967         623,181
  Net loss                                                         -            -               -          -               -
  Amortization of difference between carrying amount
    and redemption value of preferred stock                        -        1,561               -          -               -
  Issuance of common stock upon exercise of stock
    options and warrants                                           -           -              101          1             156
Balance at December 31, 1995                                   7,166       82,268         196,760      1,968         623,337
                                                               -----      -------         -------     ------       ---------
  Net loss
  Amortization of difference between carrying amount
    and redemption value of preferred stock                                   490
   Additional capital resulting from issuance of
     Senior Exchangeable Notes (Note 5)                                                                                6,750
   Reversion of Old Silver Index Bond shares (Note 5)
   Preferred Stock exchange                                   (7,166)     (82,758)         62,847        628          80,790
   Issuance of Warrants                                                                                                  209
   Other, net                                                                                  45          1               7
                                                               -----      -------         -------     ------       ---------
Balance at December 31, 1996                                       -      $     -         259,652     $2,597       $ 711,093
                                                               =====      =======         =======     ======       =========
                                                                                  TREASURY STOCK
                                                                          ------------------------------
                                                                 DEFICIT      SHARES    AMOUNT         TOTAL
                                                               ----------------------------------------------
                                                                                  (In Thousands)
Balance at December 31, 1993                                   $(598,554)    3,664    $    (37)      $  67,243
Issuance of common stock upon sale of units
    (Note 7)                                                           -         -           -          29,763
Issuance of common stock upon exercise of stock
    options and warrants                                               -         -           -             142
Issuance of common stock upon redemption of
    8% Silver Indexed Bonds (Note 5)                                   -         -           -           7,571
Issuance of common stock for interest on 8% Silver
    Indexed Bonds                                                      -         -           -             449
Issuance of common stock upon conversion of
    Convertible Subordinated Reset Debentures                          -         -           -             163
Other net                                                              -         -           -               -
Net loss                                                          (4,923)        -           -          (4,923)
Amortization of difference between carrying amount and
    redemption value of preferred stock                           (1,933)        -           -               -
                                                               ---------   -------    --------      ----------
Balance at December 31, 1994                                    (605,410)    3,664         (37)        100,408
  Net loss                                                       (15,483)        -           -         (15,483)
  Amortization of difference between carrying amount
    and redemption value of preferred stock                       (1,561)        -           -               -
  Issuance of common stock upon exercise of stock
    options and warrants                                               -         -           -             157
                                                               ---------   -------    --------      ---------
Balance at December 31, 1995                                    (622,454)    3,664         (37)         85,082
  Net loss                                                       (25,903)        -           -         (25,903)
  Amortization of difference between carrying amount
    and redemption value of preferred stock                         (490)        -           -               -
   Reversion of Old Silver Index Bond shares (Note 5)                        1,007      (1,208)         (1,208)
   Preferred Stock exchange                                            -                                (1,340)
   Issuance of Warrants                                                -         -           -             209
   Other, net                                                          -         -           -               8
Balance at December 31, 1996                                   $(648,847)    4,671    $ (1,245)      $  63,598
                                                               =========     =====    ========       =========

See accompanying notes.

                      Sunshine Mining and Refining Company

                     Consolidated Statements of Cash Flows


                                                                 YEAR ENDED DECEMBER 31,
                                                            1996            1995          1994
                                                      ---------------------------------------------
                                                                     (In Thousands)
OPERATING ACTIVITIES
Net loss                                                  $ (25,902)       $(15,483)     $ (4,923)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation, depletion, and amortization                 4,325           3,612         4,167
    Amortization of debt issuance costs and accretion         1,692
    Curtailment gain on postretirement benefits other
      than pension (Note 8)                                       -               -        (6,936)
    Realized and unrealized gains on
      marketable equity securities                              (60)           (574)            -
    Issuances of common stock:
      Interest on 8% Silver Indexed Bonds
         and other (Note 5)                                       -               -           449
      Net (increase) decrease in:
         Silver bullion                                         987            (568)          465
         Accounts receivable                                 (1,041)         (1,167)         (109)
         Inventories                                         (1,046)          1,674           513
         Other assets                                          (835)           (310)         (142)
         Net increase (decrease) in:
           Accounts payable and accrued expenses              1,505             445        (1,661)
           Accrued pension and other postretirement
             benefits                                          (313)           (424)         (601)
           Other liabilities and deferred credits            (1,486)           (218)          369
                                                          ---------         -------       -------
Net cash used in operating activities                       (22,174)        (13,013)       (8,409)
                                                          ---------         -------       -------

INVESTING ACTIVITIES
Additions to property, plant, and equipment                  (2,690)         (3,122)         (225)
Other, principally sale of marketable equity securities
  and investments                                             1,670           2,235          (175)
                                                          ---------         -------       -------
Net cash used in investing activities                        (1,020)           (888)         (400)
                                                          ---------         -------       -------


                      Sunshine Mining and Refining Company

                                                                   YEAR ENDED DECEMBER 31,
                                                              1996            1995          1994
                                                      -----------------------------------------------
                                                                        (In Thousands)
FINANCING ACTIVITIES
Proceeds from issuance of long term debt, net of
  issuance costs (Note 5)                               $   27,537      $         -   $         -
Costs associated with conversion of Preferred stock
  into common stock                                           (864)               -             -
Proceeds from issuance of common stock and warrants
  upon sale of units, net (Note 7)                               -                -        29,763
Proceeds from issuance of common stock upon exercise of
  stock options and warrants                                     1              157           142
Principal repayments and retirements of long-term debt           -                -          (305)
Decrease in restricted cash                                      -                -         1,486
                                                        ----------      -----------     ---------
Net cash provided by financing activities                   26,674              157        31,086

Increase (decrease) in cash and cash investments             3,480          (13,744)       22,277
Cash and cash equivalent at beginning of year               12,837           26,581         4,304
                                                        ----------      -----------     ---------
Cash and cash equivalent at end of year                 $   16,317       $   12,837     $  26,581
                                                        ==========      ===========     =========
Supplemental cash flow information:
Interest paid-in cash                                   $    2,283       $      143     $     329
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

Certain previously reported amounts have been reclassified to conform to the 1996 presentation. In addition, exploration costs, previously reported in the consolidated statements of cash flows as investing activities have been included in cash used in operating activities.

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

The Company continues to account for stock option grants under the provisions of Accounting Principles Board Opinion No. #25 (APB 25) and adopted the disclosure provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123) in 1996.

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

The carrying value of the Eurobonds approximates $24.3 million and the fair value approximates the $30 million principal amount. Debt issuance costs are being amortized over the life of the Eurobonds. Unamortized debt issuance costs of $2.5 million are included in Investments and other assets in the accompanying December 31, 1996 consolidated balance sheet.

On September 10, 1997, the Securities and Exchange Commission advised the Company that the Additional Amount should be accounted for as an increase in the effective interest rate of the Eurobonds.

Accordingly, the Company has restated its financial statements as of and for the year ended December 31, 1996 to reflect a discount on the notes and additional paid in capital, as well as increased interest expense. As a result, at December 31, 1996, long-term debt was decreased by $5,735,000 and paid in capital was increased by $6,750,000. Net loss and accumulated deficit were increased by $1,015,000 and income applicable to common shares decreased by $0.01 per share for the year ended December 31, 1996, for accretion of debt discount.

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

                      Sunshine Mining and Refining Company

7. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) for the year ended December 31:


                                                        1996         1995
                                                    -----------------------
Pro forma net income (loss) applicable to
  common shares                                     $10,667       $(26,005)
Pro forma earnings (loss) per share                 $  0.05       $  (0.13)


A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                               1996                       1995                       1994
                                     ------------------------------------------------------------------------------
                                                   WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                      OPTIONS      EXERCISE      OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                       (000)         PRICE        (000)         PRICE        (000)         PRICE
                                     ------------------------------------------------------------------------------

Outstanding, beginning
  of year                           2,445          $   1.58      1,340        $      1.67      881       $     1.70
Granted                             3,390              1.47      1,262               1.97      605             1.92
Exercised                               -                 -        (97)              1.54      (70)            1.61
Forfeited                            (863)             1.51        (60)              1.51      (76)            1.64
                                    -----          --------      -----        -----------    -----       ----------
Outstanding,
  end of year                       4,972          $   1.52      2,445        $      1.58    1,340       $     1.67
                                    =====          ========      =====        ===========    =====       ==========
Exercisable at end of
  year                              4,892          $   1.52      2,396        $      1.58      724       $     1.69
Weighted-average fair
  value of options
  granted during the
  year                                             $   0.28                   $        .52


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

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                           -----------------------------------------------------------
                                               MARCH          JUNE           SEPTEMBER        DECEMBER
                                                 31             30               30              31
                                           -----------------------------------------------------------
1996:
Operating revenues                         $  3,797        $   2,951       $    3,678       $   3,787
Operating loss                               (4,564)          (6,007)          (6,506)         (6,767)
Net loss                                     (4,655)          (6,861)          (7,309)         (7,077)
Income (loss) applicable to common shares    (7,125)          33,112           (7,309)         (7,077)
Income (loss) per common share             $   (.04)       $     .15       $     (.03)      $    (.03)

1995:
Operating revenues                         $  4,564        $   3,466       $    5,149        $  3,355
Operating loss                               (3,898)          (4,940)          (3,219)         (4,614)
Loss applicable to common shares             (6,184)          (7,138)          (5,400)         (6,850)
Loss per common share                      $   (.03)       $    (.04)      $     (.03)       $   (.04)

Income applicable to common shares for the three months ended June 30, 1996 includes a gain of $40 million representing the excess of the aggregate redemption value of the Preferred stock over the sum of the value of securities issued and related transaction costs.

                              INDEX TO EXHIBITS

EXHIBIT
  NO.                              EXHIBIT
-------                            -------
*23.1    Consent of Ernst & Young LLP

*27.1    Financial Data Schedules

----------

*  Filed herewith