Form 10-Q/A
period 1997-03-31
SUNSHINE MINING & REFINING CO
filed 1997-10-16
CIK 833376

                                   FORM 10-Q/A

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

                     SUNSHINE MINING AND REFINING COMPANY
               AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

The undersigned registrant hereby amends the following items, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as set forth in the pages attached hereto:

                                    PART 1

Item 1.   Financial Statements.
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

                                   PART III

Item 6.   Exhibits and Report on Form 8-K.
                Exhibit No. 27.1


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


October 16, 1997
Dallas, Texas

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                                       (UNAUDITED)
                                                         MARCH 31    DECEMBER 31
                                                           1997         1996
                                                         ---------    ---------
ASSETS

Current assets:
   Cash and cash investments                             $  10,709    $  16,317
   Silver bullion                                            7,995        7,989
   Accounts receivable                                       2,347        2,624
   Inventories (Note 2)                                      2,426        2,523
   Marketable securities                                         7            7
   Other current assets                                        985        1,101
                                                         ---------    ---------
      Total current assets                                  24,469       30,561

Property, plant and equipment, at cost                     141,613      141,409
  Less accumulated depreciation,
    depletion and amortization                             (73,278)     (72,124)
                                                         ---------    ---------
                                                            68,335       69,285
Investments and other assets                                 5,397        5,640
                                                         ---------    ---------
                  Total assets                           $  98,201    $ 105,486
                                                         =========    =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                       $   1,108    $     987
  Accrued expenses                                           2,555        4,015
                                                         ---------    ---------
      Total current liabilities                              3,663        5,002

Long-term debt                                              26,123       25,780
Accrued pension and other postretirement benefits            5,931        6,074
Other long-term liabilities and deferred credits             4,818        5,032

Stockholders' equity:
  Common stock--$.01 par value;
    400,000 shares authorized; shares issued:
      March 31, 1997 - 259,803
      December 31, 1996 - 259,652                            2,598        2,597
  Paid-in capital                                          711,092      711,093
  Deficit                                                 (654,786)    (648,847)
                                                         ---------    ---------
                                                            58,904       64,843
  Less treasury stock, at cost:
    March 31, 1997 - 4,666 shares
    December 31, 1996 - 4,671 shares                         1,239        1,245
                                                         ---------    ---------
                                                            57,665       63,598
                                                         ---------    ---------
      Total liabilities and stockholders' equity         $  98,201    $ 105,486
                                                         =========    =========



                          See accompanying notes.

                     SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            March 31, 1997 and 1996
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                         1997            1996
                                                      ---------       ---------
Operating revenues                                    $   6,554       $   3,327
Mark to market gain                                         186             470
                                                      ---------       ---------
                                                          6,740           3,797
                                                      ---------       ---------
Costs and expenses:
   Cost of revenues                                       6,509           3,625
   Depreciation, depletion
      and amortization                                    1,308             960
   Exploration                                            2,362           2,524
   Selling, general and
      administrative expense                              1,380           1,252
                                                      ---------       ---------
                                                         11,558           8,361
                                                      ---------       ---------
Operating loss                                           (4,819)         (4,564)
Other income (expense):
   Interest income                                          210             182
   Interest and debt expense                             (1,360)           (330)
   Other, net                                                35              57
                                                      ---------       ---------
                                                         (1,114)            (91)
                                                      ---------       ---------

Net loss                                                 (5,933)         (4,655)

Preferred stock dividend requirements                         0          (2,471)
                                                      ---------       ---------
                                                                              0
Loss applicable to common shares                      $  (5,933)      $  (7,126)
                                                      =========       =========

Loss per common share                                 ($   0.02)      ($   0.04)
                                                      =========       =========
Weighted average common
    shares outstanding                                  255,059         191,989
                                                      =========       =========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                 (In Thousands)
                                  (Unaudited)



                                                                    1997        1996
                                                                  --------    --------
Cash used by operating activities:
  Net loss                                                        $ (5,933)   $ (4,655)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                       1,308         960
      Amortization of debt issuance costs and accretion
         of debt discount                                              464          34
      Realized and unrealized gains on
         marketable equity securities                                 --           (60)

      Net (increase) decrease in:
        Silver bullion                                                  (6)       (420)
        Accounts receivable                                            277        (108)
        Inventories                                                     97        (472)
        Other assets and deferred charges                               25          69

      Net increase (decrease) in:
        Accounts payable and accrued expenses                       (1,279)        570
        Accrued pension and other postretirement benefits             (143)        143
        Other liabilities and deferred credits                        (214)       (328)
                                                                  --------    --------
    Net cash used by operations                                     (5,404)     (4,267)
                                                                  --------    --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                          (358)       (574)
  Proceeds from investments                                            213         630
                                                                  --------    --------
    Net cash used by investing activities                             (145)         56
                                                                  --------    --------

Cash provided (used) by financing activities:
  Proceeds from issuance of common stock upon exercise of stock
     options and warrants                                             --             1
  Proceeds from issuance of long term debt                            --        30,000
  Debt issuance costs                                                  (60)     (2,047)
                                                                  --------    --------
    Net cash provided (used) by financing activities                   (60)     27,954
                                                                  --------    --------

Increase (decrease) in cash and cash investments                    (5,609)     23,743
Cash and cash investments, January 1                                16,317      12,837
                                                                  --------    --------

Cash and cash investments, March, 31,                             $ 10,708    $ 36,580
                                                                  ========    ========

Supplemental cash flow information -
  Interest paid in cash                                           $  1,308         166
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

         Exploration costs, previously reported in the consolidated statements of cash flows as investing activities, have been included in cash used in operating activities.

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

4.       LONG-TERM DEBT

         Recently, the Securities and Exchange Commission advised the Company that the 22 1/2% additional payment which will be required to be paid on the Company's $30 million Senior Exchangeable notes due 2000 (Eurobonds) in the event the market price of the Company's common stock does not equal or exceed 133% of the exchange price of the common stock for 45 consecutive stock exchange business days, during the period from May 1, 1996 through May 1, 1999, should be accounted for as an increase in the effective interest rate of the Eurobonds.

         Accordingly, the Company has restated its financial statements for the first quarter of 1997 and calendar year 1996 to refect a discount on the notes and additional paid in capital, as well as increased interest expense. As a result, at March 31, 1997, long-term debt was decreased by $5,392 and paid in capital was increased by $6,750. Net loss and accumulated deficit were increased by $344 and $1,358, respectively (less than $.01 per share) for the three months ended March 31, 1997.

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

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 1997 was $5.4 million compared to $4.3 million in the first quarter of 1996. The $1.1 million increase was primarily due to the $1.2 million semi-annual interest payment in March, 1997 on the $30 million of Eurobonds issued March 22, 1996, and a cash operating loss increase in the first quarter of 1997 of $0.7 million, partially offset by a $0.3 million decrease in exploration expenditures and changes in working capital components. The cash operating loss increased primarily due to the $0.7 million increase in interest and debt expense related to the Eurobonds.

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

         Interest and debt expense increased $1.0 million due to the Company's Notes Offering in March, 1996. See Note 4 Long-term Debt.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
EX-27       Financial Data Schedule
