Form 10-Q/A
period 1997-06-30
SUNSHINE MINING & REFINING CO
filed 1997-10-16
CIK 833376

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

                      SUNSHINE MINING AND REFINING COMPANY
                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

         The undersigned registrant hereby amends the following items, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, as set forth in the pages attached hereto:

                                     PART 1

Item 1.          Financial Statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART III

Item 6.          Exhibits and Report on Form 8-K.
                          Exhibit No. 27.1


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SUNSHINE MINING AND REFINING COMPANY



                          By:     /s/ William W. Davis
                                  --------------------------------------------
                                  William W. Davis
                                  Executive Vice President and Chief
                                  Financial Officer


October 16, 1997
Dallas, Texas

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       (Unaudited)
                                                         June 30       December 31
                                                           1997            1996
                                                       ------------    ------------
ASSETS

Current assets:
   Cash and cash investments                           $      7,157    $     16,317
   Silver bullion                                             7,765           7,989
   Accounts receivable                                        1,277           2,624
   Inventories (Note 2)                                       2,598           2,523
   Other current assets                                       1,400           1,108
                                                       ------------    ------------
      Total current assets                                   20,197          30,561

Property, plant and equipment, at cost                      142,261         141,409
  Less accumulated depreciation,
    depletion and amortization                              (74,448)        (72,124)
                                                       ------------    ------------
                                                             67,813          69,285
Investments and other assets                                  5,078           5,640
                                                       ------------    ------------
                         Total assets                  $     93,088    $    105,486
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $      1,611    $        987
  Accrued expenses                                            3,720           4,015
                                                       ------------    ------------
      Total current liabilities                               5,331           5,002

Long-term debt                                               26,494          25,780
Accrued pension and other postretirement benefits             5,959           6,074
Other long-term liabilities and deferred credits              4,613           5,032

Stockholders' equity:
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      June 30, 1997 - 259,803
      December 31, 1996 - 259,652                             2,598           2,597
  Paid-in capital                                           711,092         711,093
  Deficit                                                  (661,760)       (648,847)
                                                       ------------    ------------
                                                             51,930          64,843
  Less treasury stock, at cost:
    June 30, 1997 - 4,666 shares
    December 31, 1996 - 4,671 shares                          1,239           1,245
                                                       ------------    ------------
                                                             50,691          63,598
                                                       ------------    ------------
          Total liabilities and stockholders' equity   $     93,088    $    105,486
                                                       ============    ============

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                Quarter Ended         Six Months Ended
                                                  June 30,                 June 30,
                                             --------------------    --------------------
                                               1997        1996        1997        1996
                                             --------    --------    --------    --------
Operating revenues                           $  4,758    $  4,025    $ 11,312    $  7,352
Mark to market loss                              (372)     (1,074)       (186)       (604)
                                             --------    --------    --------    --------
                                                4,386       2,951      11,126       6,748
                                             --------    --------    --------    --------
Costs and expenses:
   Cost of revenues                             5,456       4,580      11,964       8,205
   Depreciation, depletion
      and amortization                          1,214       1,061       2,522       2,021
   Exploration                                  2,048       1,950       4,410       4,474
   Selling, general and
      administrative expense                    1,461       1,367       2,841       2,619
                                             --------    --------    --------    --------
                                               10,179       8,958      21,737      17,319
                                             --------    --------    --------    --------
Operating loss                                 (5,793)     (6,007)    (10,611)    (10,571)
Other income (expense):
   Interest income                                200         429         410         611
   Interest and debt expense                   (1,384)     (1,309)     (2,743)     (1,639)
   Other, net                                      (4)         25          31          83
                                             --------    --------    --------    --------
                                               (1,188)       (855)     (2,302)       (945)
                                             --------    --------    --------    --------
Net loss                                       (6,980)     (6,862)    (12,913)    (11,516)

Gain on retirement and exchange
   of preferred stock                              --      40,124          --      40,124
Preferred stock dividend requirements              --        (150)         --      (2,622)
                                             --------    --------    --------    --------

Income (loss) applicable to common shares    $ (6,980)   $ 33,112    $(12,913)   $  5,986
                                             ========    ========    ========    ========

Income (loss) per common share:
   Primary                                   $  (0.03)   $   0.16    $  (0.05)   $   0.13
                                             ========    ========    ========    ========
   Fully diluted                             $  (0.03)   $   0.15    $  (0.05)   $   0.12
                                             ========    ========    ========    ========

Weighted average common shares outstanding    255,137     212,471     255,100     202,230
                                             ========    ========    ========    ========



                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          Six Months Ended June 30,
                                                              1997        1996
                                                            --------    --------
Cash used by operating activities:
  Net loss                                                  $(12,913)   $(11,516)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                 2,522       2,021
      Amortization of debt issuance costs
        and accretion of debt discount                         1,037         548
      Other                                                       --         (60)

      Net (increase) decrease in:
        Silver bullion                                           224         601
        Accounts receivable                                    1,347        (135)
        Inventories                                              (74)       (586)
        Other assets and deferred charges                       (328)       (340)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                    479       1,862
        Accrued pension and other postretirement benefits       (114)         79
        Other liabilities and deferred credits                  (413)       (749)
                                                            --------    --------
    Net cash used by operations                               (8,233)     (8,275)
                                                            --------    --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                  (1,050)     (1,723)
  Proceeds from investments                                      273         700
                                                            --------    --------
    Net cash used by investing activities                       (777)     (1,023)
                                                            --------    --------

Cash provided (used) by financing activities:
  Costs associated with conversion of preferred stock
     into common stock                                            --      (1,028)
  Proceeds from issuance of common stock upon exercise
     of stock options and warrants                                --           1
  Proceeds from issuance of long term debt                        --      30,000
  Debt issuance costs                                           (150)     (2,320)
                                                            --------    --------
    Net cash provided (used) by financing activities            (150)     26,653
                                                            --------    --------

Increase (decrease) in cash and cash investments              (9,160)   $ 17,355
Cash and cash investments, January 1                          16,317      12,837
                                                            --------    --------

Cash and cash investments, June 30                          $  7,157    $ 30,192
                                                            ========    ========

Supplemental cash flow information -
  Interest paid in cash                                     $  1,411         876
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

4.   LONG-TERM DEBT

     Recently, the Securities and Exchange Commission advised the Company that the 22 1/2% additional payment which will be required to be paid on the Company's $30 million Senior Exchangeable Notes due 2000 (Eurobonds) in the event the market price of the Company's common stock does not equal or exceed 133% of the exchange price of the common stock for 45 consecutive stock exchange business days; during the period from May 1, 1996 through May 1, 1999, should be accounted for as an increase in the effective interest rate on the Eurobonds.

     Accordingly, the Company has restated its financial statements for the first two quarters of 1997 and calendar year 1996 to reflect a discount on the notes and additional paid in capital, as well as increased interest expense. As a result, at June 30, 1997, long-term debt was decreased by $5,021 and paid in capital was increased by $6,750. Net loss was increased by $370 and $714, respectively (less than $.01 per share) for the three months and six months ended June 30, 1997. Accumulated deficit was increased $1,729 at June 30, 1997.

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

     Interest and debt expense increased $1.1 million due to the Company's Notes Offering completed in March, 1996. See Note 4 Long-term Debt.)

                              INDEX TO EXHIBITS

         EXHIBIT                  DESCRIPTION
         -------                  -----------
           27     Financial Data Schedule.