Form 10-Q
period 1997-09-30
SUNSHINE MINING & REFINING CO
filed 1997-11-05
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997

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
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---


                                                     Number of Shares Outstanding
Title of Each Class of Common Stock                       at November 3, 1997
-----------------------------------                  ----------------------------

  Common Stock, $.01 par value                                255,137,325


                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                 September 30    December 31
                                                                     1997            1996
                                                                 ------------    -----------
ASSETS

Current assets:
   Cash and cash investments                                      $   3,009       $  16,317
   Silver bullion                                                     7,801           7,989
   Accounts receivable                                                2,922           2,624
   Inventories (Note 2)                                               2,130           2,523
   Other current assets                                               1,905           1,108
                                                                  ---------       ---------
      Total current assets                                           17,767          30,561

Property, plant and equipment, at cost                              142,669         141,409
  Less accumulated depreciation,
    depletion and amortization                                      (75,988)        (72,124)
                                                                  ---------       ---------
                                                                     66,681          69,285
Investments and other assets                                          4,040           5,640
                                                                  ---------       ---------
                       Total assets                               $  88,488       $ 105,486
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $   1,366       $     987
  Accrued expenses                                                    2,557           4,015
                                                                  ---------       ---------
      Total current liabilities                                       3,923           5,002

Long-term debt                                                       26,865          25,780
Accrued pension and other postretirement benefits                     5,959           6,074
Other long-term liabilities and deferred credits                      4,378           5,032

Stockholders' equity:
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      September 30, 1997 - 259,803
      December 31, 1996 - 259,652                                     2,598           2,597
  Paid-in capital                                                   711,092         711,093
  Deficit                                                          (665,088)       (648,847)
                                                                  ---------       ---------
                                                                     48,602          64,843
  Less treasury stock, at cost:
    September 30, 1997 - 4,666 shares
    December 31, 1996 - 4,671 shares                                  1,239           1,245
                                                                  ---------       ---------
                                                                     47,363          63,598
                                                                  ---------       ---------
        Total liabilities and stockholders' equity                $  88,488       $ 105,486
                                                                  =========       =========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                              Quarter Ended September 30      Nine Months Ended September 30
                                                  1997          1996              1997             1996
                                              ------------  ------------      ------------     ------------

Operating revenues                            $      7,814  $      3,974      $     19,126     $     11,327
Mark to market gain (loss)                           1,000          (296)              814             (900)
                                              ------------  ------------      ------------     ------------
                                                     8,814         3,678            19,940           10,427
                                              ------------  ------------      ------------     ------------
Costs and expenses:
   Cost of revenues                                  6,778         5,183            18,742           13,389
   Depreciation, depletion
      and amortization                               1,540         1,057             4,063            3,078
   Exploration                                       1,290         2,628             5,700            7,102
   Selling, general and
      administrative expense                         1,259         1,316             4,100            3,935
                                              ------------  ------------      ------------     ------------
                                                    10,867        10,184            32,605           27,504
                                              ------------  ------------      ------------     ------------
Operating loss                                      (2,053)       (6,506)          (12,665)         (17,077)
Other income (expense):
   Interest income                                      66           319               475              930
   Interest and debt expense                        (1,382)       (1,332)           (4,125)          (2,971)
   Other, net                                           41           210                73              293
                                              ------------  ------------      ------------     ------------
                                                    (1,275)         (803)           (3,577)          (1,748)
                                              ------------  ------------      ------------     ------------

Net loss                                            (3,328)       (7,309)          (16,242)         (18,825)

Gain on retirement and exchange
   of preferred stock                                 --            --                --             40,124
Preferred stock dividend requirements                 --            --                --             (2,622)
                                              ------------  ------------      ------------     ------------

Income (loss) applicable to common shares     $     (3,328) $     (7,309)     $    (16,242)    $     18,677
                                              ============  ============      ============     ============

Income (loss) per common share:               $      (0.01) $      (0.03)     $      (0.06)    $       0.09
                                              ============  ============      ============     ============

Weighted average common shares outstanding         255,112       238,086           255,112          214,366
                                              ============  ============      ============     ============


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                               Nine Months Ended September 30
                                                                                    1997            1996
                                                                               -------------   --------------
Cash used by operating activities:
  Net loss                                                                        $(16,242)       $(18,825)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                                       4,063           3,078
      Amortization of debt issuance costs and accretion of debt discount             1,611           1,069
      Other                                                                              3             (60)

      Net (increase) decrease in:
        Silver bullion                                                                (695)            849
        Accounts receivable                                                           (298)             23
        Inventories                                                                    393            (423)
        Other assets and deferred charges                                               (4)           (539)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                         (839)          1,093
        Accrued pension and other postretirement benefits                             (115)           (235)
        Other liabilities and deferred credits                                        (649)         (1,451)
                                                                                  --------        --------
    Net cash used by operations                                                    (12,772)        (15,421)
                                                                                  --------        --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                        (1,458)         (2,279)
  Proceeds from investments                                                          1,162           1,493
                                                                                  --------        --------
    Net cash used by investing activities                                             (296)           (786)
                                                                                  --------        --------

Cash provided (used) by financing activities:
  Costs associated with conversion of preferred into common stock                     --              (865)
  Proceeds from issuance of common stock upon exercise of stock
      options and warrants                                                            --                 1
  Proceeds from issuance of long term debt                                            --            30,000
  Debt issuance costs                                                                 (240)         (2,463)
                                                                                  --------        --------
    Net cash provided (used) by financing activities                                  (240)         26,673
                                                                                  --------        --------

Increase (decrease) in cash and cash investments                                   (13,308)         10,466
Cash and cash investments, January 1                                                16,317          12,837
                                                                                  --------        --------

Cash and cash investments, September 30                                           $  3,009        $ 23,303
                                                                                  ========        ========

Supplemental cash flow information -
  Interest paid in cash                                                           $  2,112        $  1,583
                                                                                  ========        ========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1997


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the September 1997 presentation. (See Note
         4. Long-term Debt and Interest Expense.) Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ending December 31, 1996.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                     September 30      December 31
                                                        1997               1996
                                                     ------------      -----------
         Precious Metals Inventories:
              Work in process                             $887            $1,144
              Finished goods                               152               405
         Materials and supplies inventories              1,091               974
                                                       -------            ------

                                                        $2,130            $2,523
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

4.       LONG-TERM DEBT AND INTEREST EXPENSE

         Interest expense has been restated for 1996 and the first two quarters of 1997. In a letter from the Securities and Exchange Commission (SEC) to the Emerging Issues Task Force (EITF) in March, 1997, the SEC announced its position on the accounting for the issuance of convertible debt securities with a nondetachable conversion feature that is "in the money" at the date of issue (a "beneficial conversion feature"). In this letter the SEC stated that a beneficial conversion feature should be recognized and measured, with any discount resulting from an allocation of proceeds to the beneficial conversion feature amortized as an increase in the effective interest rate of the security. The SEC's position has now been included in EITF Topic No. D-60. The company's Eurobonds issued in March, 1996 contain a provision which states that if the company's stock does not trade at a price 33% above the conversion price of the Eurobonds ($1.00) for 45 consecutive trading days within three years of the date of issue, holders of the Eurobonds would be entitled to an additional payment equal to 22.5% of the principal amount of the bonds outstanding at that date, payable in cash or common stock. The company views this as a contingent liability, and as it is not probable the additional payment will be paid, the company has not previously accrued any additional interest expense representing the contingent liability. The SEC staff has recently advised the company that it believes that EITF Topic No. D-60 applies to this feature of the company's Eurobonds and has therefore instructed the company to recognize the additional charge to interest expense, and restate the 1996 and the first two quarters of 1997 financial statements. As a result of this restatement, interest expense has been increased by $714 thousand and $671 thousand in the first six months of 1997 and the first nine months of 1996, respectively, over amounts previously reported.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                  Nine Months Ended September 30, 1997 and 1996

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal product at this time is silver produced from its Sunshine Mine in Kellogg, Idaho. Due to low silver prices, the Company's operations have not generated positive cash flow, and the costs of exploration, general and administrative expense, and interest charges have been funded from available cash balances.

         In 1992, in response to low silver prices the Company implemented an exploration program to find lower-cost silver reserves in the Sunshine Mine, other parts of the western United States, and in Latin America. The first such ore body found, the West Chance, is in the previously undeveloped western section of the Sunshine Mine. The Company has completed initial development of the West Chance and has begun full-scale mining operations in the ore body. A significant reduction in the Company's cash production cost per ounce is occurring in the second half of 1997 as a result of production increases. The improvements have not restored the Company to profitability at current silver prices, as the gross operating margin from the Sunshine Mine does not exceed other expenses such as depreciation, depletion, exploration, general and administrative and interest and debt expenses. However, the Company's exploration program has identified other properties which have significant potential to further improve results.

         During the quarter, the Company completed a pre-feasibility study of the Pirquitas Mine in Argentina. Based on the substantial drilling, sampling, engineering studies and metallurgical testwork done to date in that study, 66.9 million ounces of silver and 39 thousand tons of tin have been classified as proven and probable reserves. The Company plans to begin a new round of drilling in early 1998 with a target of adding 30-50 million ounces to reserves. Development of the property as a 5,500 ton per day open pit operation is currently being studied, and would likely require a capital investment of approximately $100 million, with resultant production of about 9.1 million ounces of silver annually at a net cash cost of approximately $2.65 per ounce. The Company has not yet begun to seek funding sources for this project.

         The Company has leased the Revenue Virginius Mine near Ouray, Colorado. The Company has done pre-feasibility work on the property which indicates that with an $11 million capital investment, the property could produce approximately three million ounces of silver at a net cash cost of approximately $3.50 per ounce. The Company expects to do further feasibility work at the property before seeking funding to restart operations.

         In the second quarter of 1997, the Company acquired the rights to a property in the Chubut province of Argentina, which it has named "La Joya del Sol." Surface sampling has identified seven epithermal quartz veins on the property containing significant amounts of high-grade gold mineralization. Based on the veins' width, strike length and the consistency of the mineralization, the Company believes La Joya del Sol could be an important gold mine. Insufficient underground drilling has been done to make any characterization of the vein's potential at depth. The Company expects to begin a drilling program in November designed to better delineate the potential of the veins below the surface. The Company has not yet begun to estimate capital and operating costs. Should development of the property be warranted, the Company will have to obtain capital from outside sources, which it has not as yet identified.

         The Company considers the addition of new producing properties through its exploration program vital to its return to profitability, and has projected approximately $6.3 million for exploration in 1997, compared to expenditures of $10.2 million in 1996. Future spending on exploration projects is contingent on the Company's ability to raise new funding. The Company believes its past success in finding and developing new properties will assist it in raising the funds required to continue its exploration program as well as in funding the development of the properties it has already identified. However, no assurance can be given that the necessary exploration and development funds can be obtained.

         At the end of the third quarter of 1997, the Company's working capital was $13.8 million, which is considered adequate for the foreseeable future, as ongoing improvements in operations at the Sunshine Mine will significantly reduce the level of cash usage.

         Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as mining exploration, capital expenditures, earnings, litigation, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, imprecision of reserve estimates, future economic conditions, regulations, competition, and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

Operating, Investing, and Financing Activities

         Cash used in operating activities was approximately $12.8 and $15.4 million, respectively, in the first nine months of 1997 and 1996. The cash operating loss decreased $4.2 million in the first nine months of 1997 primarily due to a $2.2 million reduction in cash operating loss at the Sunshine mine (from $3.3 million in 1996 to $1.1 million in 1997), a mark-to-market gain on investment silver of $0.8 million in 1997 versus a $0.9 million loss in 1996, a $1.4 million reduction in exploration expense compared to 1996 partially offset by a $0.6 million increase in cash interest expense and a $0.5 million decrease in interest income.

         Approximately $0.3 and $0.8 million of cash was used by investing activities in the 1997 and 1996 nine-month periods, respectively.

         Cash provided by financing activities was $26.7 million in the first nine months of 1996 as a result of the Company's Notes Offering.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         Consolidated operating revenues increased approximately $3.8 million (96.6%) for the third quarter of 1997 compared to the third quarter of 1996. The increase in operating revenues resulted from an increase in silver sales volumes (1,325,000 ounces of silver in the 1997 quarter compared to 623,000 ounces in the 1996 quarter) and the associated $0.6 million increase in by-product revenue partially offset by a $0.27 (5.4%) decrease in average silver price received per ounce. The silver sales volume increase primarily resulted from a 649,000 ounce (121%) increase in production in the 1997 quarter. Due to an increase in silver price late in the quarter, to $5.19 per ounce, a mark to market gain of $1.0 million was recognized for silver in work-in-process inventories and investment silver bullion compared to a $0.3 million mark to market loss in 1996.

         Cost of revenues increased $1.6 million (31%) (from $5.2 million in the 1996 quarter to $6.8 million in the 1997 quarter) primarily due to the 121% increase in production in 1997, partially offset by lower unit production costs. Unit production costs decreased $3.35 per ounce (45%) to $4.07 per ounce of silver primarily due to the increase in silver production from 1996 to 1997 (1,186,000 ounces produced from 47,418 tons at 25.92 ounces per ton in 1997 versus 537,000 ounces from 23,565 tons at 23.64 ounces per ton in 1996).

         Depreciation, depletion and amortization increased by approximately $483 thousand (46%) as a result of increased production in the 1997 period.

         Exploration expenditures declined $1.3 million primarily due to the completion of the required drilling for the pre-feasibility analysis at the Pirquitas mine in the second quarter of this year.

         Interest income decreased $253 thousand due to lower average invested cash balances.

THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         Consolidated operating revenues increased approximately $7.8 million (68.9%) for the first nine months of 1997 compared to the first nine months of 1996 primarily due to an increase in sales volume (3.1 million ounces of silver in the first nine months of 1997 compared to 1.8 million ounces of silver in the same period of 1996) and the associated $1.9 million increase in by-product revenue. The increase in sales volumes primarily resulted from a 1.1 million ounce (65%) increase in production in 1997 compared to 1996, and a 62 thousand ounce increase in sales volume of finished silver. Mark to market gains on work-in-process silver inventories and silver bullion held for investment amounted to $814 thousand in 1997 compared to a loss of $900 thousand in 1996. The gains in 1997 were due to increases in the per ounce silver price during the period, from $4.74 to $5.19 between December 31, 1996 and September 30, 1997

         Cost of revenues increased $5.4 million (40%) (from $13.4 million in the first nine months of 1996 to $18.8 million in the first nine months of 1997) primarily due to the 65% increase in production in 1997, partially offset by lower unit production costs. Unit production costs decreased $1.65 (25%) to $4.85 primarily due to the 65% increase in silver production (2.9 million ounces produced from 131,085 tons at 22.83 ounces per ton in 1997 versus 1.7 million ounces from 81,882 tons at 22.09 ounces per ton in 1996).

         Depreciation, depletion and amortization increased by approximately $985 thousand (32%) as a result of increased production figures in the 1997 period.

         Exploration expenditures declined $1.4 million primarily due to the completion of the required drilling for the pre-feasibility analysis at the Pirquitas mine in the second quarter of this year.

         Interest income decreased by $455 thousand due to lower average invested cash balances.

         Interest and debt expense increased $1.2 million due to the Company's Notes Offering completed in March, 1996.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibits
                           27.   Financial Data Schedule
                  (b)      Reports on Form 8-K
                           None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          SUNSHINE MINING AND REFINING COMPANY


Dated:  November 5, 1997                  By: /s/ WILLIAM W. DAVIS
                                             --------------------------------
                                                  William W. Davis
                                                  Executive Vice President
                                                  and Chief Financial Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule