Form 10-K405
period 1997-12-31
SUNSHINE MINING & REFINING CO
filed 1998-03-05
CIK 833376

                          -------------------------
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -------------------------

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM            TO

               ----------------------------------------------
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

                                                        (Continued on next page)

                                                  (Continued from previous page)

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant at March 2, 1998 was $320,290,791. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

         TITLE OF EACH CLASS                   NUMBER OF SHARES OUTSTANDING
           OF COMMON STOCK                            AT MARCH 2, 1998
           ---------------                            ----------------
   Common Stock, $0.01 par value                         256,232,633


                      DOCUMENTS INCORPORATED BY REFERENCE

         Sunshine Mining and Refining Company's Definitive Proxy Statement for its Annual Meeting to be held in May, 1998 (Part III).

                          -------------------------

                                     PART I
1.       BUSINESS.

GENERAL

         Sunshine Mining and Refining Company ("Sunshine" or the "Company") is primarily engaged in mining silver. The Company owns the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho, the Pirquitas Mine in the Jujuy Province of northwest Argentina, and the Revenue-Virginius Mine in the Ouray District of southwest Colorado. The Sunshine Mine is currently at full production; Pirquitas and Revenue-Virginius are undergoing active exploration, evaluation and development programs. Total proven and probable silver reserves at those three properties are 119 million ounces (113 million ounces @ $5 silver) at December 31, 1997.


         The Sunshine Mine began operations in 1884 and has produced in excess of 349 million ounces of silver since that time. The mine also produces significant amounts of copper, lead and antimony as by-products. The Sunshine Mine has substantially increased production in recent years, achieving full production in the fourth quarter of 1997 for the first time since 1990. This has resulted in a substantial reduction in unit costs as fixed costs have been spread over a larger production figure. Production in 1997 totaled 4.25 million ounces of silver at a net cash cost of production of $4.50 per ounce compared to 2.58 million ounces of production in 1996 at a net cash cost of production of $6.12 per ounce.

         Sunshine's share of silver reserves at the Sunshine Mine as of December 31, 1997 totaled 1.8 million tons of ore containing 22.2 ounces of silver per ton (after adjustment for mining dilution), totaling 39.8 million ounces of silver. Metallurgical recoveries at the Sunshine Mine typically approximate 97% of the contained silver. In addition to proven and probable reserves, there is a realistic probability to significantly expand the reserves and assure continuous mining for many years. Studies have delineated several areas of favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore-bearing structures project into favorable lithologic units. Further exploration is necessary to quantify the contained ore, but the magnitude of the contained ore could equal the production from the major veins.

         The mine plan at the Sunshine Mine for 1998 calls for production of 6 million ounces of silver. Exploration activity will focus on levels above the existing reserve block in the newly-developed West Chance vein, and on the eastward extensions of the Chester and Yankee Girl veins into the newly-acquired ConSil property.

         The Company acquired the Pirquitas Mine in November, 1995, and since that time has conducted an active exploration drilling and sampling program on the site. The Company has developed a mine plan to produce the reserves using low-cost open-pit mining methods. Based on the mine plan, the Company has estimated the property can be developed for approximately $100 million, and will produce annually more than 9 million ounces of silver and over 8.4 million pounds of tin. The estimated net cash cost of production of an ounce of silver is $2.65, assuming a $5.00 silver price and a tin price of $2.54 per pound.

         Reserves defined thus far within the currently envisioned mine plan at $5.00 and $7.00 per ounce silver prices are as follows, after adjustment for expected mining dilution:

         Silver Price/oz                                                 $5.00         $7.00
                                                                         -----         -----
         Tin Price/lb                                                    $2.54         $2.54
         Tons (MM)                                                        12.5          15.9
         Average silver grade (oz/ton)                                     5.4           4.6
         Average tin grade (%)                                             .31           .26
         Contained silver (MM ozs)                                        66.9          72.8
         Contained tin (M tons)                                           39.0          41.6

         Work at the Pirquitas Mine in 1998 will be directed toward completing the final feasibility and environmental impact studies, to finance the development of the mine, as well as continued drilling to expand the reserve. Drilling and other work will be directed at converting additional mineralized inventory, totaling 3.8 million tons at 4.6 ounces per ton, into proven and probable reserves.

         The Revenue-Virginius Mine carries a reserve of 260 thousand tons of ore containing 6.2 million ounces of silver at a grade of 23.9 ounces per ton. The ore also contains .06 ounces per ton gold and 5.89% combined lead, zinc and copper.

         Based on evaluation work completed, the Company believes that the property can be reopened at a production rate of approximately 2.5-3 million ounces per year following a $12-15 million capital investment. Net cash costs were estimated at approximately $4 per ounce. As a result, the Company will undertake in 1998 to drill out sufficient reserves to justify the capital investment. Several veins carry the mineralized values, and many of the veins have been traced for long distances onto other properties. Therefore, the Company believes it reasonable to assume that a significant mineralized inventory in addition to the above values can be inferred.

         As more than 80% of the Company's operating revenues is derived from the sale of silver, the Company's earnings are directly related to the price of silver, which has been depressed since 1985. As a result, the Company has reported operating losses and negative cash flow from operations since that time. The Company's strategy is to add sufficient low cost silver production to be profitable at prices for silver which have prevailed in recent years, while also positioning the Company to benefit from an improvement in silver prices. Should the Company not succeed in adding such low cost production, and there is no substantial improvement in the silver price, the Company will continue to report operating losses and negative cash flow.

         The accuracy of these forward looking statements and other similar statements contained herein regarding production, reserves, mineralized materials and cash costs at the Pirquitas Mine, the Sunshine Mine and the Company's other exploration projects will depend upon the actual grade, quantity and other qualities of recoverable resources, which may differ from current estimates. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, imprecision of reserve estimates, future economic conditions, regulations, competition, and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

         For information regarding Sunshine's business, certain classes of products or services and sales to certain significant customers, see Notes 11 and 12 of Notes to Consolidated Financial Statements included elsewhere herein.

         Sunshine is incorporated under the laws of the state of Delaware and maintains its principal executive offices at 877 West Main Street, Suite 600, Boise, Idaho 83702.

SILVER SUPPLY, DEMAND, AND PRICES

         According to studies published by the Silver Institute in its World Silver Survey and/or by CPM Group (precious metal industry consultants), new silver production since 1990 has been far below total demand for silver. This gap between new supply and demand has been bridged by the availability of a large surplus of silver inventories generated in the aftermath of the major increase in silver prices in 1979-1983. The availability of these inventories has kept silver prices inordinately low. According to these same studies, the worldwide silver inventories have now been greatly diminished. In January and February of 1998, according to industry sources and press accounts, silver prices increased to their highest levels in over 10 years in response to concerns about supply availability.

OPERATIONS

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

         The Company's wholly owned subsidiary, Sunshine Precious Metals, Inc. ("SPMI") owns substantially all of the mining claims comprising the Sunshine Mine. Electrical power is supplied by the Washington Water Power Company from two sources, the facilities are in good and operable condition, and access to the property is by paved roads maintained by the county.

          The Sunshine Mine is a primary silver-producing underground mine which began operations in 1884 and has produced over 349 million ounces of silver since that time. The underground workings consist of multiple levels developed off the Jewell shaft, the main production shaft. It extends from the surface to a depth of over 4,000 feet and is complemented by other interior shafts which develop levels as deep as 5600 feet. Mining and exploration operations are currently focused in the western area of the mine, in a vein called the West Chance, at depths from 1,700 feet to 3,700 feet. In addition, in 1998, exploration will begin from the newly-acquired ConSil shaft in the eastern area of the mine.

         The ore extracted from the Sunshine Mine is introduced to the 1,000-ton-per-day flotation concentrator, which produces two concentrates, a high-grade silver concentrate which is transferred to the antimony refinery for antimony removal, and a lead concentrate which is shipped directly to a smelter for further processing.

         After antimony removal, the silver concentrate can be either transferred to the Company's silver refinery for recovery of silver and copper, or sold to a commercial smelter. Factors which influence Sunshine's decision to refine its products internally or sell them to a smelter include levels of production, costs of reagents and available smelter contract terms. The refinery was designed and built to recover up to 8.0 million ounces of silver from concentrates annually. Sunshine suspended operations at the silver refinery in 1995 pending higher levels of available feed. Until a decision is made to reopen the refinery, Sunshine will continue to sell the silver-copper concentrates to a nearby smelter for processing. The Company's sales to the third party smelters are under long-term contracts, generally for a period of at least one year, cancelable by either party after one year upon thirty days notice. The Company employs no sales force. Suspension of refinery operations has not had a material impact on Sunshine's results of operations or cash flows.

          Ore and metals produced during 1997, 1996 and 1995, respectively, were as follows:

                                                                          1997           1996        1995
                                                                          ----           ----        ----
             Tons of Ore  . . . . . . . . . . . . . . . . . . . . .      183,404        120,910     101,240
             Metals Recovered:
                  Ounces of Silver  . . . . . . . . . . . . . . . .    4,253,315      2,577,895   1,731,714
                  Pounds of Copper  . . . . . . . . . . . . . . . .      884,124        671,701     731,312
                  Pounds of Antimony  . . . . . . . . . . . . . . .      785,897        534,013     578,062
                  Pounds of Lead  . . . . . . . . . . . . . . . . .    9,203,907      2,546,852     986,503

         These metals were recovered from ore containing an average of 23.95, 22.04, and 17.66 ounces of silver per ton, in 1997, 1996 and 1995, respectively. Metallurgical recoveries were 97% of the contained silver, 97% of the contained copper, and 92.5% of the contained lead.

         Production increased substantially in 1997 as the Company completed development of the West Chance ore body. By the end of the year, the mine was operating at its rated capacity of 1,000 tons of ore per day. It is expected that all of the Company's production during at least the next three years will be from this ore body. West Chance production in 1997 was from the 2700, 3100 and 3700 levels. Exploration and development activity on the 2300 and 1700 levels is currently underway anticipating that the ore body may continue updip from the present workings.

         The Sunshine Mine's proven and probable ore reserves, which include the West Chance reserves, were estimated by the Company's technical personnel at January 1, 1998, to be 1.8 million tons of ore containing 40.6 million ounces of silver, 14.9 million pounds of copper, and 34.4 million pounds of lead. The weighted average ore grades, adjusted for mining dilution, but not adjusted for metallurgical recoveries, are 22.3 ounces per ton silver,
 .41% copper, and 2.54% lead. The Company owns 98% of the proven and probable reserves of the Sunshine Mine.

         Reserves increased by 4.4 million ounces of silver from the prior year (net of production) due to the exploration and development of the West Chance in 1997. West Chance proven and probable reserves total 17.4 million ounces of silver. In addition to proven and probable reserves, there is a realistic probability to significantly expand the reserves and assure continuous mining for many years. Studies have delineated several areas of favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore- bearing structures project into favorable lithologic units. Further exploration is necessary to quantify the contained ore, but the magnitude of the contained ore could equal the production from the major veins.

         During the three years ended December 31, 1997, the Sunshine Mine accounted for all of the Company's silver production, and approximately 35% of the Company's silver reserves at January 1, 1998. See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

         In addition to the West Chance, the Sunshine Mine has a number of other systems which have yet to be fully evaluated. The Company's geologists believe many of these systems could have significant mineralization. Some of these favorable structures continue to the east. The 1995 acquisition of the ConSil property, on the eastern flank of the workings of the Sunshine Mine, permits evaluation of these veins and expands the Company's resource base. The ConSil property, comprised of 99 mining claims (1,233 acres), contains a shaft (500 tons per day capacity) from the surface to a depth of 5400 feet and connects to the Sunshine's eastern workings on the 3100 level. In 1998, the Company will begin rehab work on the ConSil shaft and start exploration drilling to test the potential for extensions of the Chester and Yankee Girl veins in the eastern part of the Sunshine Mine, including the former ConSil property.

         The hourly employees at the Sunshine Mine are represented by the United Steelworkers of America (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "Unions"). Effective May 1, 1994, the Unions and SPMI entered into new six-year labor agreements. The salient features of the agreements are (1) continuation of the flexible wage scale making wages variable with silver prices, with some increase in direct hourly wages; (2) the ability of either party to reopen negotiations on wages and benefits at the end of the third year, subject to mandatory interest arbitration if agreement is not reached; and (3) an increase in pension benefits in exchange for the elimination of Company provided retiree medical benefits for the current work force. In February, 1997, the Unions notified SPMI that they were exercising their option to reopen negotiations on wages and benefits. The Company and the Unions have exchanged final offers and are scheduled for an arbitration on March 30, 1998.

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

         The Company feels that recent political and economic changes in Argentina, designed to incentivize foreign investment, particularly in the mining industry, have made the country an extremely attractive target for mining investment. The country has privatized many state-owned enterprises, and has implemented reforms to many previously state-controlled activities, including mineral exploration and development. A program of fiscal stability has brought down inflation. Guarantees to foreign investors include parity of treatment with Argentine nationals, a freely exchangeable currency, tax-stabilization programs, and complete freedom to expatriate profits.

         Pirquitas is Argentina's largest historic producer of silver and tin, with 27 million ounces of silver production and 20 thousand tonnes (metric tons) of tin production from its underground workings between 1936 and 1990. Historic production was confined to a system of closely-spaced sheeted veins. The property has been inactive since 1990. The Company is developing the property to be a large, low-cost, open-pit silver and tin producer.

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

         Reserves defined thus far within the currently envisioned mine plan at $5.00 and $7.00 per ounce silver prices are as follows:

         Silver Price/oz                                                 $5.00         $7.00
                                                                         -----         -----
         Tin Price/lb                                                    $2.54         $2.54
         Tons of ore (MM)                                                 12.5          15.9
         Average silver grade (oz/ton)                                     5.4           4.6
         Average tin grade (%)                                             .31           .26
         Contained silver (MM ozs)                                        66.9          72.8
         Contained tin (M tons)                                           39.0          41.6

         The reserves have been adjusted for anticipated mine dilution. Metallurgical recoveries from the above material are assumed to be 85% for silver and 69% for tin. The estimated net cash cost of production as a result is estimated at approximately $2.65/oz. Metallurgical testwork is continuing and has indicated good potential to improve processing economics appreciably, which would further lower operating costs.

          The total cost of the work at the property in 1997 and 1996 was over $4 million and $6 million, respectively, all of which was charged to exploration expense. The property is now considered in the development stage and most future expenditures, budgeted at approximately $4 million in 1998, are expected to be capitalized.

         At the present time, the Company envisions a mining rate of 5500 tons per day. The estimated capital cost for the processing facilities, pre-strip, haulage fleet, infrastructure and other capital items at that rate of production is $100 million. At that production rate, annual production over the mine life of the deposit to be developed amounts to approximately 9.1 million ounces of silver and 8.49 million pounds of tin. The net cash cost of producing an ounce of silver is projected to average approximately $2.65 per ounce.

         The Pirquitas ore body (reserves) as presently defined is contained within an area of about 980 feet in length, about 980 feet across and 590 feet in depth. The current mine plan for extracting the ore body as currently modeled will result in a pit with dimensions of 1970 x 2620 x 590 feet.

         In addition to material expected to be added to reserves within the existing pit design, the strike length of the ore body both east and west of the main reserve area is expected to be lengthened considerably. In addition, the Potosi vein on the north wall of the pit contains remnants of high-grade silver from prior mining activity. It will be an immediate target for drilling in 1998, as adding reserves in this area has the added benefit of converting material currently anticipated to be mined as waste into ore. Several other zones of mineralization will be targets for future drilling. Additional mineralized material in addition to proven and probable reserves totals 17.3 million tons at a grade of 4.95 ounces per ton silver and 0.326% tin. Mineralized material is considered to be in situ and is estimated without a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors. All mineralized material is based on appropriately spaced drilling and/or underground sampling to support a reasonable estimate of tonnage and average grade for the respective metals. This material is located adjacent to, along strike of, and within the current pit as presently designed.

         In 1998, the Company plans to complete the final feasibility and environmental impact studies, retain an independent consultant to provide a third-party review of the total project, and begin the process of obtaining financing for the development of the mine. Extensive drilling targeted at expanding proved and probable reserves is planned in the areas containing the mineralized material discussed above.

         The availability of professional and skilled labor is limited in the regional market surrounding Pirquitas. It will be necessary to recruit these workers on a national and, in some cases, an international basis. The Company anticipates that it can fill much of its other labor requirements from the local workforce although a significant effort in training will be needed. Argentina requires all mine labor (non-professional) to be represented by the Argentine Mine Workers Association - a national union. Local labor agreements must meet minimum guidelines established via negotiation between the union and mine owners as represented by the Argentine Association of Mine Entrepreneurs and Argentine Chamber of Mining and Metallurgy.

         There is good access to the Pirquitas mine site despite its relatively isolated location. The project is reached via an 80 mile improved gravel road from the town of Abra Pampa. This road is suitable for current activities but will require some upgrading during the construction and operation phases.

         Currently a gas pipeline, which will pass 45 miles south of Pirquitas, is being constructed by a private consortium. The Company has had preliminary discussions with members of the consortium regarding a long-term gas supply contract. The Company has also had conversations with a U.S. based power company interested in installing electrical generating capacity, using natural gas, to supply Pirquitas and other industrial sites in the area. Either of these options should provide better economic results than the current plan for power generation, which is to haul diesel by truck into the property to fire generators on-site.

REVENUE-VIRGINIUS MINE

         The Revenue-Virginius mine is located eight miles southwest of the town of Ouray in southwestern Colorado. Access to the Revenue-Virginius mine is via a well maintained county road. Primarily an underground narrow-vein silver property, it also contains significant gold, base metals and antimony values. The mine has been largely inactive since a mill fire in 1912 resulted in the closure of the operation. Most production records on the property are missing, however records which remain indicate production between 1895 and 1906 totaling 14.5 million ounces of silver, 123 thousand ounces of gold, and 63 million pounds of lead from one series of veins. Sunshine controls the property under a mining lease calling for minimal property payments and work commitments. The property currently contains reserves of over 6.2 million ounces of silver.

         Several veins carry the mineralized values, and many of the veins have been traced for long distances onto other properties. Therefore, the Company believes it reasonable to assume that a significant mineralized inventory in addition to the above values can be inferred. As a result of recently completed studies indicating the mine can be reopened profitably, the Company will repair certain underground facilities, including the Revenue Tunnel Portal, and begin a drilling program designed to increase the proven and probable reserves in 1998.

LA JOYA DEL SOL

         The La Joya del Sol property is located near Esquel in the Chubut Province of southern Argentina. Gold mineralization is contained within quartz veins hosted by a volcanic rock sequence. Veins are generally steeply dipping with the exception of the Sirena vein which is flat lying. Vein widths vary from approximately 1 to over 20 meters. Over 16 veins have been identified and are in various stages of evaluation. A total of 40 drill holes have been completed, to date, and drilling continues to delineate the mineral potential of the numerous veins identified on the La Joya del Sol property.

OTHER EXPLORATION

         The Company controls approximately 94.5 thousand acres in Argentina in addition to the above properties and also controls a potential massive sulfide deposit (containing primarily silver and zinc) in the state of Washington consisting of over 800 acres. As budgets and personnel availability allow, the Company intends to do reconnaissance work on them in 1998.

EXPLORATION IN PERU

         The Company established an office in Lima, Peru in 1994. Since that time it has actively reviewed and bid for a number of properties. However, as no significant properties or prospects were obtained, the office was closed during 1997.

REFINING TECHNOLOGY

         Numerous ore bodies worldwide contain antimony and arsenic which, due to environmental concerns, often must be removed before shipment to a smelter for processing or the ore will be subject to significantly increased processing costs. The Company possesses patented technology to safely remove these materials, and in the case of antimony, to produce a marketable product. The Company uses this technology to remove antimony from its own concentrates at the Sunshine Mine. The process will also be amenable to removing antimony from any production from the Revenue-Virginius Mine.

MARKETING

         The Company's primary product can be either refined silver which is sold to industrial customers or precious metals dealers, or silver-copper and lead-silver concentrates which are sold to smelters. Prices received for refined silver are based on market prices at the time of shipment. Prices received for the silver-copper concentrate are based on average prices for silver and copper during a quotational period shortly after shipment. The Company bases its decisions on whether to refine its silver-copper concentrates internally or sell them to a smelter based on internal production costs versus available smelter contract terms. All lead-silver concentrates are sold to smelters, with prices for contained lead and silver based on a quotational period shortly after shipment. The Company's refined silver, antimony and copper products are generally marketed directly to metals dealers or industrial customers. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein.

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

         Competition among mining companies is primarily for mineral rich properties which can be developed and produced economically; the technical expertise to find, develop and produce such properties; labor to operate the properties; and capital for the purpose of funding such operations. As the principal product sold is a commodity with its price dictated by world markets upon which any individual operator has very little influence, the competitive factors cited above give the competitive advantage to the low cost operator. With its recent history of exploration success in the West Chance area of the Sunshine Mine and its Pirquitas discovery in Argentina, the Company is in an excellent competitive position relative to other primary silver producers in North America.

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

         The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's operations, or may cause material changes or delays in the Company's intended activities. Currently, the Company does not expect to incur any material capital expenditures associated with environmental regulations (such as expenditures for relevant control facilities) during the fiscal year 1998. See
Note 10 of Notes to Consolidated Financial Statements included elsewhere herein; and "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS." The Company also does not anticipate any material effect from compliance with environmental, health, and safety laws, regulations and ordinances.

EMPLOYEES

         At December 31, 1997, Sunshine and its subsidiaries, including SPMI, employed approximately 315 persons; 290 of whom are located at the Kellogg facilities. SEE "ITEM 1. BUSINESS. THE SUNSHINE MINE AND REFINERY COMPLEX."

GLOSSARY OF CERTAIN MINING TERMS


ASSAY - To analyze the proportions of metals in ore, to test an ore or mineral for composition, purity, weight, or other properties of commercial interest. The word "assay" also refers the test or analysis itself.

CONCENTRATE - a product containing the valuable metal and from which most of the waste material in the ore has been eliminated.

DILUTION - An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

DRIFT - An underground horizontal passage which provides access to a mineralized area.

DRILL INTERCEPT - The distance, measured in feet, from the initial contact by a diamond drill of a vein of ore to the diamond drill's exit from that vein.

EXPLORATION - Work involved in searching for ore, usually by drilling or driving a drift.

FAULT - A fracture or a zone of fractures along which there has been displacement of the sides relative to one another parallel to the fracture.

FOOTWALL - The underlying side of a fault, ore body, or mine working; esp. the wall rock beneath an inclined vein or fault.

GRADE - The metal content of ore and drill samples. With precious metals, grade is expressed as troy ounces per ton of rock.

MILL - A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to effect recovery of the pure metal.

MINERALIZED MATERIAL/INVENTORY - A mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support reasonable estimate of tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors conclude legal and economic feasibility.

ORE BODY - An economically recoverable deposit of minerals, the extent and grade of which has been defined through exploration and development work.

ORE RESERVE - That part of a mineral deposit which at the time of the reserve determination could be economically and legally extracted or produced.

PROBABLE RESERVES - Resources for which tonnage and grade are computed primarily from specific measurements, samples or production data, and partly from projection for a reasonable distance on geologic evidence. The sites available for inspection, measurement and sampling are too widely or otherwise inappropriately spaced to permit the mineral bodies to be outlined completely, or the grade established throughout.

PROVEN RESERVES - Resources for which tonnage is computed from dimensions revealed in workings and drill holes and for which the grade is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape and mineral content are all established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20%.

STOPE - An excavation from which ore has been excavated in a series of steps. To excavate ore in a vein by drilling horizontally upon it a series of workings, one immediately over the other, or vice versa. Each horizontal working is called a stope because when a number of them are in progress, each working face under attack assumes the shape of a flight of stairs.

TON - A short ton of 2,000 pounds, dry weight basis.

TONNE - Metric ton, equal to 2,204.62 pounds.

TROY OUNCE - Unit of weight measurement used for all precious metals. The familiar 16-ounce avoirdupois pound equals 14.583 troy ounces.

VEIN - An epigenetic mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often with associated replacement of the host rock; a mineral deposit of this form and origin.

2.  PROPERTIES

         The information regarding the properties of Sunshine is set forth under ITEM 1. BUSINESS, above, and in the Notes to Consolidated Financial Statements included in Part II hereof.

3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         The EPA has identified the Company and SPMI as Potentially Responsible Parties ("PRPs") at one site and SPMI as a PRP at another site under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), alleging that the Company and SPMI at one site and SPMI at the other site arranged for the disposal of hazardous substances. One of the sites is located in Kellogg, Idaho (the "Bunker Hill Superfund Site") and the other site is located in Spokane, Washington.

         At the Bunker Hill Superfund Site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the "Smelter Area") and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville and Pinehurst, Idaho encompassed by the Site (the "Residential Areas"). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to take approximately seven years and the Company accrued $3.4 million for its (including SPMI's) share (12.4%) of the estimated remediation costs, of which approximately $500 thousand remains accrued at December 31, 1997.

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

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Sunshine's fiscal year ended December 31, 1997.

                                    PART II

5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Sunshine's Common Stock is listed for trading on the New York Stock Exchange (symbol "SSC"). Sunshine currently does not pay cash dividends on its Common Stock and has not paid any since the third quarter of 1981. At March 2, 1998, Sunshine had approximately 32,000 holders of record of its Common Stock. On March 2, 1998, the closing price of the Common Stock price as reported on the New York Stock Exchange, Inc. composite transactions was $1.25.

         The following table sets forth the range of high and low sales prices for the Common Stock as reported on the New York Stock Exchange, Inc., composite tape for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                     1997 QUARTERS          1996 QUARTERS
                                 ---------------------------------------------
                                   HIGH         LOW        HIGH        LOW
         ---------------------------------------------------------------------
         1st Quarter               1 1/4        3/4           2      1 5/32
         ---------------------------------------------------------------------
         2nd Quarter               15/16        5/8       1 3/4       1 1/4
         ---------------------------------------------------------------------
         3rd Quarter               1 1/8        5/8       1 1/2       1 1/8
         ---------------------------------------------------------------------
         4th Quarter               1 1/8      49/64       1 1/4         7/8
         ---------------------------------------------------------------------

         The Company's March 9, 1999 and May 22, 2001 common stock purchase warrants are traded on the NASDAQ National Market System (symbols "SILVW"and 'SILVZ") with high and low sales prices as reported by NASDAQ during 1997 of $0.489 and $0.156; and $0.625 and $0.25, respectively.

         The Indenture governing Sunshine's outstanding Convertible Subordinated Reset Debentures due July 15, 2008, impose certain restrictions on Sunshine's ability to declare or pay cash dividends and make certain distribution on its capital stock (including Sunshine's Common Stock). Pursuant to these restrictions, at December 31, 1997, the Company was prohibited from paying cash dividends on shares of its Common Stock.

         In November, 1997, the Company completed a private placement of convertible promissory notes and warrants to purchase Sunshine's common stock to Stonehill Partners, L.P., GRS Partners, Aurora Limited Partnership and Stonehill Offshore Partners. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

6.  SELECTED FINANCIAL DATA.

         The following table sets forth summary historical financial information of Sunshine as of the dates and the periods set forth in the table below. All amounts are in thousands, except price and production statistics and per share amounts.

                                                       -----------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                           1997          1996(4)         1995          1994(3)        1993(2)
                                                       -----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Operating revenues .................................   $    26,476    $    15,315    $    15,623    $    17,732    $    14,306
Mark to market gains (losses) ......................         1,859         (1,101)           911           (320)         3,275
                                                       -----------    -----------    -----------    -----------    -----------
    Total revenues .................................        28,335         14,214         16,534         17,412         17,581

Loss before extraordinary item .....................       (19,308)       (25,902)       (15,483)        (4,923)       (28,611)
Net loss ...........................................       (19,308)       (25,902)       (15,483)        (4,923)       (42,257)
Income (loss) applicable to common shares ..........       (19,308)        11,600        (25,572)       (15,383)       (53,077)
Basic and diluted income (loss) per common share:
    Continuing operations ..........................          (.08)           .05           (.13)          (.08)          (.25)
    Extraordinary item .............................            --             --             --             --           (.09)
    Net income (loss) ..............................          (.08)           .05           (.13)          (.08)          (.34)
Weighted average common shares .....................       255,137        222,584        193,044        185,634        155,383

PRICE AND PRODUCTION STATISTICS:

Average Silver prices received .....................   $      5.02    $      5.11    $      5.20    $      5.29    $      4.34
    Tons ...........................................       183,404        120,910        101,240        107,056        100,441
Silver grade (ounces per ton) ......................         23.95          22.04          17.66          20.08          23.49
    Silver ounces ..................................     4,253,315      2,577,895      1,731,714      2,079,290      2,298,155
Cash cost per ounce(1) .............................   $      4.50    $      6.12    $      6.61    $      5.83    $      5.10

BALANCE SHEET DATA:

Cash and cash investments ..........................   $    15,985    $    16,317    $    12,837    $    26,581    $     4,304
Working capital ....................................        26,959         25,559         23,550         38,537         15,651
Total assets .......................................       101,601        105,486        101,134        116,657        100,360
Long-term debt and capital lease obligations .......        42,265         25,780          1,519          1,519          9,493
Stockholders' equity:
    Preferred Stock ................................            --             --         82,268         80,707         78,774
    Other...........................................        44,496         63,598          2,814         19,701        (11,531)
Book value per common share ........................           .17            .25           (.22)          (.10)          (.26)
Common shares outstanding ..........................       255,232        254,981        193,096        192,995        168,559

________________

(1) Cash cost per ounce includes all expenditures (other than exploration costs and capital expenditures) related to the operation of the Sunshine Mine and Refinery Complex, less any by-product revenues.
         Such costs include non-capital development costs, production and maintenance costs, ad valorem taxes, insurance, and postemployment benefit costs incurred on site.
(2) In 1993, the Company recorded a charge of $12.5 million resulting from an induced conversion of the 8% Silver Indexed Bonds, and extraordinary losses aggregating $13.6 million resulting from redemptions of the 8% Silver Indexed Bonds.
(3) In 1994, the Company recorded gains totaling $6.9 million due to the curtailment of postretirement medical benefits for certain of its employees and retirees.
(4) During 1996 the Company recorded a gain applicable to common shares of $40 million due to the retirement of all of the Company's outstanding Preferred Stock. See Note 7 of Notes to Consolidated Financial Statements.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal product at this time is silver produced from its Sunshine Mine in Kellogg, Idaho. Due to low silver prices, the Company's operations have not generated positive cash flow, and the costs of exploration, general and administrative expense, and interest charges have been funded from cash raised in various financings in recent years.

         In November, 1997, the Company completed a private placement of convertible promissory notes for $15 million ("10% Notes"). The 10% Notes are convertible into 15.8 million shares of common stock at $.95 per share, and bear a 10% coupon. No underwriter was involved in the transaction. The funds will be used principally to continue the Company's exploration and development program at the Pirquitas Mine in northwest Argentina and its evaluation program at La Joya del Sol in southern Argentina, and other general corporate purposes.

         The 10% Notes have a five year life, with principal and interest payable either in cash or common stock of Sunshine at the option of the Company. In certain events, the conversion price of the 10% Notes can be reset to a lower level. The purchaser of the 10% Notes has also been issued 1.5 million warrants to purchase common stock of Sunshine at

110% of the conversion price of the Notes. The securities issued are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In March, 1996, SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Eurobonds"), which were offered in Europe only to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds, approximately $27 million, were used to fund development and exploration opportunities and to fund general, administrative and other costs.

         The Eurobonds bear interest at 8% per annum and mature March 21, 2000. The Eurobonds are exchangeable into an aggregate of 30,000,000 common shares at an exercise price of $1.00 per share. The Eurobonds are guaranteed by Sunshine. If during the period May 1, 1996 to May 1, 1999 the Company's common stock does not trade at $1.33 or more (average of high and low prices) for 45 consecutive stock exchange trading days, the Company will be required to make a payment in cash or stock equal to 22.5% of the then outstanding principal amount. The Eurobonds are callable if the Company's average common stock high and low sales prices exceed $1.50 over 30 consecutive stock exchange trading days.

FUNDING OF EXPLORATION AND DEVELOPMENT ACTIVITIES

         The Company's strategy to return to profitability is focused on finding additional low-cost silver reserves which can be economically developed and operated. The first such ore body found, the West Chance, is in the previously undeveloped western section of the Sunshine Mine. The Company has completed initial development of the West Chance and has begun full-scale mining operations in the ore body. A significant reduction in the Company's cash production cost per ounce occurred in the second half of 1997 as a result of production increases. The improvements did not restore the Company to profitability at silver prices which prevailed in 1997, as the cash operating margin from the Sunshine Mine does not exceed other expenses (depreciation, depletion, exploration, general and administrative and interest expenses). However, the Company has identified other properties which are being developed, and which, when in production (expected by approximately mid-2000) are anticipated to add sufficient operating margin to make the Company profitable at silver prices of around $5.00 per ounce.

         The most important of these is the Pirquitas Mine in Argentina. During 1997, the Company completed a pre-feasibility study of the property. The pre-feasibility study envisions developing it as a 5,500 ton per day open pit operation. Development as currently planned will require a capital investment of approximately $100 million, with resultant production of about 9.1 million ounces of silver annually at a net cash cost of approximately $2.65 per ounce. In 1998, the Company plans to complete third party feasibility studies to be used to obtain financing for the development of the Pirquitas Mine.

         The Company is in the early stages of discussing the availability of financing for the development of the property. Although the Company believes it will be successful in receiving adequate financing for the development of the mine, no assurance can be given as to the availability of adequate financing.

         The Company has performed certain evaluation work on the Revenue-Virginius property which indicates it can be placed into production with a capital investment of approximately $12-15 million. The Company believes that the property could produce approximately 2.5 to 3 million ounces of silver annually at a net cash cost of approximately $4.00 per ounce. In 1998, the Company plans to implement a drill program to add sufficient proven and probable reserves to justify financing for the development of the Revenue-Virginius Mine. No assurance can be given that adequate financing will be available to fund the development of the mine.

         In the second quarter of 1997, the Company acquired the rights to a property in the Chubut province of Argentina, which it has named "La Joya del Sol." Surface sampling has identified up to 16 epithermal quartz veins on the property containing high-grade gold mineralization. Based on the veins' width, strike length and the consistency of the mineralization, the Company believes La Joya del Sol could contain sufficient gold mineralization to warrant development. Insufficient drilling has been done to make any characterization of the vein's potential at depth. The Company began a drilling program in November designed to better delineate the potential of the veins below the surface. The Company has not yet begun to estimate capital and operating costs. Should development of the property be warranted, the Company will have to obtain capital from outside sources, which it has not as yet identified. As the property is primarily gold, which is not central to the Company's strategy as opposed to silver, the Company may consider a sale or joint venture of the property to raise capital for its other projects.

         The Company considers the addition of new producing properties through its exploration and development program vital to its return to profitability, and has projected approximately $3.8 million for general exploration and $4.4 million for Pirquitas development in 1998 (prior to obtaining financing for mine construction), compared to total exploration expenditures of $7.4 and $10.2 million in 1997 and 1996, respectively. Future spending on exploration projects is contingent on future cash flow from the Sunshine Mine and the Company's ability to raise new funding. The Company believes its past success in finding and developing new properties will assist it in raising the funds required to continue its exploration program as well as in funding the development of the properties it has already identified. However, no assurance can be given that the necessary exploration and development funds can be obtained.

         At the end of 1997, the Company's working capital was $27.0 million, which is considered adequate for the foreseeable future.

         Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as mining exploration, capital expenditures, earnings, litigation, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, imprecision of reserve estimates, future economic conditions, regulations, competition, and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

EVALUATION OF RECOVERABILITY OF INVESTMENT IN SUNSHINE MINE

         Whenever circumstances or events indicate, and at least annually, the Company evaluates its mining properties for impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, recoverable reserves and estimates of future reserve potential which management believes are reasonable, based on historical silver prices and production. If the sum of such cash flows was less than the carrying amount of the asset, the Company would record an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company believes that the price of silver has been inordinately low for many years due to the availability of surplus silver inventories generated in 1980-1989. Industry data and press accounts have recently documented a growing tightness in the silver supply, and silver prices in early 1998 have risen as a result. In addition, the Sunshine Mine is experiencing significantly lower unit costs as a result of its return to full production. Management believes sufficient proven and probable reserves and additional mineralized inventory and resources exist within the mine to allow full production for many years. Based on management's estimates of undiscounted future cash flows, the Company's investment in the Sunshine Mine is not impaired at December 31, 1997.

         Future increases in the price of silver and the presence of additional mineralized material and resources are forward-looking statements regarding matters over which the Company has no control. Actual future silver prices and the results of current exploration may differ from anticipated values. Unless the price of silver continues at higher levels than experienced in recent years or the cost of production per ounce continues to be at the lower levels currently being experienced, the Company will not be able to recover its investment in the Sunshine Mine.

OTHER

         The Company and SPMI have been identified by the EPA as a PRP at the Bunker Hill Superfund Site and SPMI has been identified as a PRP at the Spokane Junkyard Site. The Company believes that its status as a PRP will not have a material adverse effect on its consolidated financial position or results of operations. See "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS" and Note 10 of Notes to Consolidated Financial Statements.

OPERATING, INVESTING AND FINANCING ACTIVITIES

         Cash used in operating activities was $15.1 million in 1997 compared with $22.2 million in 1996 and $13.0 million in 1995. The 1997 decrease (compared to 1996) was due to the $8.7 million decrease in cash operating loss, partially offset by other changes in working capital items. The cash operating loss decreased in 1997 compared to 1996 primarily due to a $4.8 million improvement in cash operating income (loss) at the Sunshine Mine (from a ($3.2) million loss in 1996 to $1.6 million income in 1997). In addition, the Company recorded a mark-to-market gain on investment silver of $1.9 million in 1997 versus a $1.1 million loss in 1996, a $2.9 million reduction in exploration expense and a $0.4 million decrease in general and administrative expense compared to 1996, partially offset by a $0.7 million increase in cash interest expense, a $0.7 million decrease in interest income and a $0.8 million reduction in other, net.

         In 1997, $2.2 million of proceeds from investments was partially offset by $2.0 million of additions to property, plant and equipment resulting in $0.2 million of cash provided by investing activities. One million of cash was used by investing activities during 1996, including $2.7 million for additions to property, plant and equipment, partially offset by proceeds from investments of $1.7 million. Cash used by investing activities during 1995 was $0.9 million, including $2.5 million for the acquisition of the Pirquitas property in Argentina and the ConSil property adjacent to the Sunshine Mine, offset by $2.2 million of cash proceeds from the sale of certain marketable securities.

         Cash provided by financing activities was $14.6 million in 1997 resulting from the Company's issuance of the 10% Notes. Cash provided by financing activities was $26.7 million in 1996 resulting from the Company's Notes Offering, partially offset by the cost associated with the exchange of common stock for preferred stock.

IMPACT OF YEAR 2000

         The Company has identified only one computer program that it currently uses that would recognize a date using "00" as the year 2000, but "01" as the year 1901 rather than 2001. The Company has reviewed its options to remedy this problem and believes this can be accomplished timely and at a cost that is not material.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         The Company's net loss decreased $6.6 million in 1997 to $19.3 million compared to $25.9 million in 1996. This decreased loss resulted primarily from a $4.8 million improvement in operating margin, a $2.9 million decrease in exploration expense, a $3 million improvement in mark-to-market gain (loss) and a $0.4 million decrease in general and administrative expense partially offset by a $1.5 million increase in depreciation, depletion and amortization, a $1.3 million increase in interest expense, a $0.7 million reduction in interest income and a $0.8 million reduction in other, net.

         Consolidated operating revenues increased approximately $11.2 million (72.9%) for 1997 compared to 1996 primarily due to an increase in sales volume (4.1 million ounces of silver in 1997 compared to 2.7 million ounces of silver in 1996) and the associated $2.4 million increase in by-product revenue, partially offset by lower average silver prices received ($5.02 in 1997 compared to $5.11 in 1996). The increase in sales volumes primarily resulted from a 1.7 million ounce (65%) increase in production in 1997 compared to 1996, and a 65 thousand ounce increase in sales volume of finished silver. Mark to market gains on work-in-process silver inventories and silver bullion held for investment amounted to $1.9 million in 1997 compared to a loss of $1.1 million in 1996. The gains in 1997 were due to increases in the per ounce silver price during the period, from $4.74 to $5.95 between December 31, 1996 and December 31, 1997

         Cost of revenues increased $6.4 million (36%) (from $18.1 million in 1996 to $24.5 million in 1997) primarily due to the 65% increase in production in 1997, partially offset by lower unit production costs. Unit production costs decreased $1.62 (26%) to $4.50 per ounce of silver primarily due to the 65% increase in silver production (4.3 million ounces produced from 183,404 tons at 23.95 ounces per ton in 1997 versus 2.6 million ounces from 120,910 tons at 22.04 ounces per ton in 1996).

         Depreciation, depletion and amortization increased by approximately $1.5 million (35%) as a result of increased production figures in the 1997 period.

         Exploration expenditures declined $2.9 million primarily due to the completion of the required drilling for the pre-feasibility analysis at the Pirquitas mine in the second quarter of this year.

         Interest income decreased by $719 thousand due to lower average invested cash balances.

         Interest and debt expense increased $1.3 million due to the Company's Notes Offering completed in March, 1996.

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

         Cost of revenues increased $408 thousand (2%) (from $17.6 million in 1995 to $18.0 million in 1996) due to increased development costs and associated waste haulage partially offset by lower unit production costs and the drawdown in inventories in 1995 discussed above. Unit production costs decreased primarily due to the 49% increase in silver production and a 25% increase in average grades from 1995 to 1996 (2.6 million ounces produced from 120,910 tons at 22.04 ounces per ton in 1996 versus 1.7 million ounces from 101,240 tons at 17.66 ounces per ton in 1995). Unit production costs include a $2 million increase in development costs primarily devoted to ramping in the West Chance area of the Sunshine Mine from which the main production benefit were realized in 1997. Such ramping provides access to the West Chance area for the Company's newly acquired rubber-tired loaders, which is the basis for the Company's plan to return the Mine to full production.

         Exploration expense increased $4.2 million (69%) in 1996 compared to 1995 as a result of the Company's increased exploration program, primarily at Pirquitas. (See "Liquidity and Capital Resources.")

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

         The Company maintains an investment inventory of silver bullion totaling approximately 1.3 million ounces. To earn current income on this investment the Company from time to time will sell covered calls against this inventory. Total premiums earned for the sale of covered calls aggregated $116,000, $165,000 and $442,000 in 1997, 1996 and 1995, respectively. At
December 31, 1997, the Company had covered call options outstanding for 1.2 million ounces of silver with strike prices ranging from $5.75 to $7.00 and expiration dates of February 26, 1998 (200,000 ounces), March 27, 1998 (900,000 ounces), and December 27, 1998 (100,000 ounces). The fair value of the sold call options at December 31, 1997 would not materially exceed the $202,000 of premiums received when they were sold. The Company's policy is not to sell any uncovered calls.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith begin on page F-1 hereof.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors and nominees for election as directors and information relating to the executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement").

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
         3.      Exhibits.

  EXHIBIT
    NO.          EXHIBIT
  -------        -------
  3.1      Certificate of Incorporation of Sunshine to the Company's Registration Statement on Form S-4, Registration
              No. 33-98876, which exhibit is incorporated herein by reference.

  3.2      Amendment to Certificate of Incorporation filed as Exhibit 4.1 to the Company's current report on Form 8-K dated May 22, 1996 (File No. 33-908876), which exhibit is incorporated herein by reference.

  3.3      Bylaws of Sunshine filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No.
              33-98876, which exhibit is incorporated herein by reference.

  4.1      Warrant Agreement dated as of February 1, 1996, between Sunshine Merger Company and American Stock Transfer &
              Trust Company, as Warrant Agent, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4,
              Registration No. 33-98876, which exhibit is incorporated herein by reference.

  4.2      Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust
              Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-1
              (Registration No. 33-73608), as amended, which exhibit is incorporated herein by reference.

  4.3      Form of Supplemental Warrant Agreement dated as of February 1, 1996 between Sunshine Merger Company and
              American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.10 to the Company's
              Registration Statement on Form S-4 (Registration No. 33-98876), which exhibit is incorporated herein by reference.

  4.4      Warrant Certificate filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration
              No. 33-98876, which exhibit is incorporated herein by reference.

  4.5      Form of Warrant Certificate, filed as Exhibit 4.4 to Sunshine's Registration Statement on Form S-1
              (Registration No. 33-73608), as amended, which exhibit is incorporated herein by reference.

  4.6      Specimen Stock Certificate of the Common Stock, $0.01 par value, of Sunshine, filed as Exhibit 4.2 to
              Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446) as amended, which exhibit is incorporated herein by reference.

  4.7      Form of Indenture dated as of July 15, 1988, between Sunshine and MTrust Corp., National Association, with respect to Sunshine's Convertible Subordinated Debentures due July 15, 2008, filed as Exhibit 4.25 to
              Sunshine's Registration Statement on Form S-3 (Registration No. 33-21159), which exhibit is incorporated herein by reference.

  4.8      First Supplemental Indenture, dated as of August 8, 1988, Second Supplemental Indenture dated as of November
              10, 1988, and Third Supplemental Indenture, dated as of April 10, 1991, by and between the Company and
              Ameritrust Texas, N.A., the successor to MTrust Corp., National Association relating to the issuance of the Debentures, filed as Exhibit 4.3 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990, which exhibit is incorporated herein by reference.

  4.9      Form of Fourth Supplemental Indenture, by and between the Company and Texas Commerce Bank National
              Association, as successor to Ameritrust Texas National Association formerly known as MTrust Corp.,
              National Association, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4,
              Registration No. 33-98876, which exhibit is incorporated herein by reference.

  4.10     Trust Deed dated March 21, 1996, between Sunshine, Sunshine Precious Metals, Inc. and Marine Midland Bank and
              Form of Note filed as Exhibits 4.5 and 4.6 to Sunshine's Registration Statement on Form S-3 (Registration
              No. 333-06537), which exhibits are incorporated herein by reference.

  4.11     Warrant Agreement dated as of June 21, 1996, between Sunshine, Rauscher, Pierce & Clark and HSBC Investment
              Banking Limited and Form of Warrant Certificate filed as Exhibits 4.7 and 4.8 to Sunshine's Registration
              Statement on Form S-3 (Registration No. 333-06537), which exhibits are incorporated herein by reference.

  4.12     Specimen form of Warrant to Purchase Common Stock issued on November 24, 1997, to affiliates of Stonehill
              Investment Corp.,  filed as Exhibit 10.12 to Sunshine's Registration Statement on Form  S-3 (Registration
              No. 333-41641), which exhibit is incorporated herein by reference.

  4.13     Specimen form of Senior Convertible Promissory Note issued on November 24, 1997, to affiliates of Stonehill
              Investment Corp.,  filed as Exhibit 10.13 to Sunshine's Registration  Statement on Form S-3 (Registration
              No. 333-41641), which exhibit is incorporated herein by reference.

o 10.1     1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, which exhibit is incorporated herein by reference.

o 10.2     Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.8 to
              Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446), as amended, which exhibit is incorporated herein by reference.

o 10.3     Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.1 to
              Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, which exhibit is incorporated herein by reference.

o 10.4     1993 Incentive Stock Option Plan of Sunshine, filed as Exhibit 10.18 to Sunshine's Registration Statement on
              Form S-1 (Registration No. 33-63446), as amended, which exhibit is incorporated herein by reference.

o 10.5     1995 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.5 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

0 10.6     Form of Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and John S.
              Simko, filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608),
              as amended, which exhibit is incorporated herein by reference.

o 10.7     Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and William W. Davis, filed as Exhibit 10.9 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as
              amended, which exhibit is incorporated herein by reference.

O 10.8     Form of Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and Harry F.
              Cougher, filed as Exhibit No. 10.10 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1993, which exhibit is incorporated herein by reference.

  10.9     Mining Lease, dated March 15, 1994, by and between Revenue-Virginius Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, which exhibit is incorporated herein by reference.

  10.10    Registration Rights Agreement dated November 24, 1997, between the Company and Stonehill Partners, L.P., GRS
              Partners, Aurora Limited Partnership and Stonehill Offshore Partners Limited, filed as Exhibit 10.11 to
              Sunshine's Registration Statement on Form S-3 (Registration No. 333-41641), which exhibit is incorporated herein by reference.

  22.1     Subsidiaries of Sunshine, filed as Exhibit 22.1 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

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

         (a)     Reports on Form 8-K:
                 NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunshine Mining and Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of March, 1998.

                                            SUNSHINE MINING AND REFINING COMPANY



                                            By   /s/ WILLIAM W. DAVIS
                                                --------------------------------
                                                William W. Davis, Executive Vice
                                                President and Chief Financial
                                                Officer



                               POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Sunshine Mining and Refining Company (the "Company") hereby constitutes and appoints John S. Simko, William W. Davis, and Robert H. Peterson, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all documents relating to the Company's Form 10-K for the year ended December 31, 1997, including and all amendments and supplements hereto, with any regulatory authority granting said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 4th day of March, 1998.



NAME                                               CAPACITIES
----                                               ----------
/s/ JOHN S. SIMKO                                  Director, Chairman of the Board, and
-------------------------------------------        Chief Executive Officer
    John S. Simko


/s/ G. CHRIS ANDERSEN                              Director
-------------------------------------------
    G. Chris Andersen

/s/ DANIEL D. JACKSON                              Director
-------------------------------------------
    Daniel D. Jackson

/s/ V. DALE BABBITT                                Director
-------------------------------------------
    V. Dale Babbitt

/s/ WILLIAM W. DAVIS                               Executive Vice President
-------------------------------------------        and Chief Financial Officer
    William W. Davis

/s/ ROBERT B. SMITH, JR.                           Director
-------------------------------------------
    Robert B. Smith, Jr.

/s/ OREN G. SHAFFER                                Director
-------------------------------------------
    Oren G. Shaffer

/s/ GEORGE M. ELVIN                                Director
-------------------------------------------
    George M. Elvin

                                               Consolidated Financial Statements

                                            Sunshine Mining and Refining Company

                                          Years ended December 31, 1997 and 1996
                                             with Report of Independent Auditors

                      Sunshine Mining and Refining Company

                       Consolidated Financial Statements







                                    CONTENTS


Report of Independent Auditors.............................................. F-1

Consolidated Financial Statements

Consolidated Balance Sheets-December 31, 1997 and 1996.......................F-2

Consolidated Statements of Operations-Years Ended
          December 31, 1997, 1996 and 1995...................................F-3

Consolidated Statements of Stockholders' Equity-Years Ended
         December 31, 1997, 1996 and 1995....................................F-4

Consolidated Statements of Cash Flows-Years Ended
         December 31, 1997, 1996 and 1995....................................F-5

Notes to Consolidated Financial Statements...................................F-6

                         Report of Independent Auditors

The Board of Directors and Stockholders
Sunshine Mining and Refining Company

We have audited the accompanying consolidated balance sheets of Sunshine Mining and Refining Company (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP


Dallas, Texas
February 20, 1998

                      Sunshine Mining and Refining Company

                          Consolidated Balance Sheets

                                                                                     DECEMBER 31,
                                                                                 1997           1996
                                                                            -------------------------------
                                                                                    (In Thousands)
ASSETS
Current assets:
   Cash and cash investments                                                    $  15,985     $
                                                                                                  16,317
   Silver bullion (Note 2)                                                          7,739          7,989
   Accounts receivable                                                              2,801          2,624
   Inventories (Note 2)                                                             3,627          2,523
   Other current assets                                                             1,739          1,108
                                                                                ---------     ----------
Total current assets                                                               31,891         30,561

Property, plant, and equipment, at cost (Note 3)                                  143,192        141,409
Less accumulated depreciation, depletion, and amortization                        (77,727)       (72,124)
                                                                                ---------     ----------
                                                                                   65,465         69,285
Investments and other assets                                                        4,245          5,640
                                                                                ---------     ----------
Total assets                                                                    $ 101,601     $  105,486
                                                                                =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   1,351     $      987
   Accrued expenses (Note 4)                                                        3,581          4,015
                                                                                ---------     ----------
Total current liabilities                                                           4,932          5,002

Long term debt (Note 5)                                                            42,265         25,780
Accrued pension and other postretirement benefits (Note 9)                          5,672          6,074
Other long-term liabilities and deferred credits (Note 6)                           4,236          5,032

Commitments and contingencies (Notes 2, 3, 6, and 10)                                  --             --

Stockholders' equity (Notes 5 and 7):
     Common stock, $0.01 par value:
     Authorized shares - 600,000
     Issued shares - 259,818 in 1997; 259,652 in 1996                               2,598          2,597
   Paid-in capital                                                                711,192        711,093
   Deficit                                                                       (668,155)      (648,847)
                                                                                ---------      ---------
                                                                                   45,635         64,843
Less treasury stock:  4,586 in 1997; 4,671 shares
    in 1996, at cost                                                               (1,139)        (1,245)
                                                                                ---------      ---------
                                                                                   44,496         63,598
                                                                                ---------     ----------
Total liabilities and stockholders' equity                                      $ 101,601     $  105,486
                                                                                =========     ==========

See accompanying notes.

                      Sunshine Mining and Refining Company

                     Consolidated Statements of Operations

                                                                 YEAR ENDED DECEMBER 31,
                                                            1997            1996           1995
                                                      -----------------------------------------------
                                                         (In Thousands, except per share amounts)

Operating revenues (Note 11)                            $     26,476     $     15,315      $  15,623
Mark to market gain (loss)                                     1,859           (1,101)           911
                                                      -----------------------------------------------
                                                              28,335           14,214         16,534
Costs and expenses:
   Cost of revenues                                           24,472           18,041         17,633
   Depreciation, depletion, and amortization
    (Note 3)                                                   5,817            4,325          3,612
   Exploration                                                 7,352           10,240          6,048
   Selling, general, and administrative
    expense                                                    5,072            5,452          5,912
                                                      -----------------------------------------------
                                                              42,713           38,058         33,205
                                                      -----------------------------------------------
Operating loss                                               (14,378)         (23,844)       (16,671)

Other income (expense):
   Interest income                                               594            1,313          1,336
   Interest and debt expense                                  (5,628)          (4,328)          (813)
   Other, net                                                    104              957            665
                                                      -----------------------------------------------
                                                              (4,930)          (2,058)         1,188
                                                      -----------------------------------------------

Net loss                                                     (19,308)         (25,902)       (15,483)

Gain on retirement and exchange of preferred stock
   (Note 7)                                                        -           40,124              -
Preferred dividend requirements (Note 7)                           -           (2,622)       (10,089)
                                                      -----------------------------------------------
Income (loss) applicable to common shares                $   (19,308)   $      11,600      $ (25,572)
                                                      ===============================================

Basic and diluted income (loss) per common share
   (Note 8)                                           $        (0.08)   $        0.05   $      (0.13)
                                                      ===============================================



See accompanying notes.

                      Sunshine Mining and Refining Company

                Consolidated Statements of Stockholders' Equity

                                                           CUMULATIVE REDEEMABLE
                                                              PREFERRED STOCK           COMMON STOCK
                                                         --------------------------------------------------   PAID-IN
                                                          SHARES        AMOUNT     SHARES       AMOUNT       CAPITAL    DEFICIT
                                                         -----------------------------------------------------------------------
                                                                                       (In Thousands)

Balance at December 31, 1994                                7,166    $  80,707      196,659     $ 1,967   $ 623,181    $(605,410)
   Net loss                                                     -            -            -           -           -      (15,483)
   Amortization of difference between carrying amount
     and redemption value of preferred stock                    -        1,561            -           -           -       (1,561)
   Issuance of common stock upon exercise of stock
    options and warrants                                        -            -          101           1         156            -
                                                         ------------------------------------------------------------------------
Balance at December 31, 1995                                7,166       82,268      196,760       1,968     623,337     (622,454)
   Net loss                                                     -            -            -           -           -      (25,903)
   Amortization of difference between carrying amount
     and redemption value of preferred stock                    -          490            -           -           -         (490)
   Additional capital resulting from issuance of
      Senior Exchangeable Notes (Note 5)                        -            -            -           -       6,750            -
   Reversion of Old Silver Index Bond ("SIB") shares            -            -            -           -           -            -
   Preferred Stock exchange                                (7,166)     (82,758)      62,847         628      80,790            -
   Issuance of warrants                                         -            -            -           -         209            -
   Other, net                                                   -            -           45           1           7            -
                                                         ------------------------------------------------------------------------
Balance at December 31, 1996                                    -            -      259,652       2,597     711,093     (648,847)
   Net loss                                                     -            -            -           -           -      (19,308)
   Issuance of warrants (Note 5)                                -            -            -           -         100            -
   Other, net                                                   -            -          166           1          (1)           -
                                                         ------------------------------------------------------------------------
Balance at December 31, 1997                                    -    $       -      259,818     $ 2,598   $ 711,192    $(668,155)
                                                         ========================================================================



                                                               TREASURY STOCK
                                                         -----------------------
                                                             SHARES      AMOUNT     TOTAL
                                                         -----------------------------------
                                                                    (In Thousands)
Balance at December 31, 1994                                3,664      $   (37)   $ 100,408
   Net loss                                                     -            -      (15,483)
   Amortization of difference between carrying amount
     and redemption value of preferred stock                    -            -            -
   Issuance of common stock upon exercise of stock
    options and warrants                                        -            -          157

                                                            -----      -------    ---------
Balance at December 31, 1995                                3,664          (37)      85,082
   Net loss                                                     -            -      (25,903)
   Amortization of difference between carrying amount
     and redemption value of preferred stock                    -            -            -
   Additional capital resulting from issuance of
      Senior Exchangeable Notes (Note 5)                        -            -        6,750
   Reversion of Old Silver Index Bond ("SIB") shares        1,007       (1,208)      (1,208)
   Preferred Stock exchange                                     -            -       (1,340)
   Issuance of warrants                                         -            -          209
   Other, net                                                   -            -            8

                                                            -----      -------    ---------
 Balance at December 31, 1996                                4,671       (1,245)      63,598
   Net loss                                                     -            -      (19,308)
   Issuance of warrants (Note 5)                                -            -          100
   Other, net                                                 (85)         106          106

                                                            -----      -------    ---------

Balance at December 31, 1997                                4,586      $(1,139)   $  44,496
                                                            =====      =======    =========



See accompanying notes.


                      Sunshine Mining and Refining Company

                      Consolidated Statements of Cash Flows

                                                                      YEAR ENDED DECEMBER 31,
                                                                1997            1996           1995
                                                           ----------------------------------------------
                                                                          (In Thousands)
OPERATING ACTIVITIES
Net loss                                                     $   (19,308)      $ (25,902)     $ (15,483)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation, depletion, and amortization                     5,817           4,325          3,612
     Amortization of debt issuance costs and accretion of
       debt discount                                               2,300           1,692             -
     Gains on sale of investments                                      -             (60)          (574)

     Net (increase) decrease in:
         Silver bullion                                           (1,625)            987           (568)
         Accounts receivable                                        (177)         (1,041)        (1,167)
         Inventories                                              (1,104)         (1,046)         1,674
         Other assets                                               (173)           (835)          (310)
     Net increase (decrease) in:
         Accounts payable and accrued expenses                       260           1,505            445
         Accrued pension and other postretirement benefits
                                                                    (401)           (313)          (424)
         Other liabilities and deferred credits                     (691)         (1,486)          (218)
                                                           ----------------------------------------------
Net cash used in operating activities                            (15,102)        (22,174)       (13,013)
                                                           ----------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant, and equipment                       (1,997)         (2,690)        (3,122)
Other, principally sale of  investments                            2,154           1,670          2,234
                                                           ----------------------------------------------
Net cash provided (used) in investing activities                     157          (1,020)          (888)
                                                           ----------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of long term debt, net of issuance
   costs (Note 5)                                            $    14,613       $ 27,537       $      -
Costs associated with conversion of preferred stock into
   common stock (Note 7)                                              -            (864)             -
Proceeds from issuance of common stock upon exercise of
   stock options and warrants                                         -               1            157
                                                           ----------------------------------------------
Net cash provided by financing activities                          14,613         26,674           157
                                                           ----------------------------------------------

Increase (decrease) in cash and cash investments
                                                                     (332)         3,480       (13,744)
Cash and cash investments at beginning of year                     16,317         12,837        26,581
                                                           ----------------------------------------------
Cash and cash investments at end of year                     $     15,985      $  16,317      $ 12,837
                                                           ==============================================

Supplemental cash flow information:
Interest paid in cash                                        $     2,817       $   2,283      $    143
                                                           ==============================================

See accompanying notes

                      Sunshine Mining and Refining Company

                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION

     Sunshine Mining and Refining Company (Sunshine or the Company) is a holding company whose principal subsidiaries are Sunshine Precious Metals, Inc.
     (SPMI) and Sunshine Argentina, Inc. (SAI). SPMI mines, refines, and markets silver and certain by-product metals to commercial customers. SAI has a major mine in the development stage and is engaged in exploration for other mining properties. The consolidated financial statements include the accounts of Sunshine and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

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

     CONCENTRATION OF CREDIT RISK

     The Company currently markets its concentrates to a commercial smelter in the United States. Ninety percent of the estimated sales proceeds are due by the 15th of the month following shipment of the concentrates. Final payments are received by the 10th business day of the fourth month following shipment. The Company does not require collateral. Management periodically performs reviews as to the creditworthiness of its customer(s). The Company has not sustained any significant credit losses on sales of its products.

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

     Depletion of precious metal mineral interests is computed using the unit-of-production method based on estimated ore reserves. Mine exploration costs are charged to expense as incurred. Costs of major mine improvements, including interest, are capitalized and amortized in relation to the production of estimated ore reserves.

     MINERAL EXPLORATION AND MINE DEVELOPMENT

     Exploration costs and development costs for projects not yet determined by management to be commercially feasible are charged to expense as incurred. Expenditures for new mine development are capitalized when the properties are determined to have development potential but are not yet producing. Development costs incurred to access reserves on existing producing mines are expensed as incurred.

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

     EARNINGS (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the effect of any dilutive options, warrants, or convertible securities. Diluted earnings per share is calculated similarly to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where applicable, restated to conform to the Statement 128 requirements.

2.   INVENTORIES, SILVER BULLION, AND SILVER CALL OPTIONS

     Inventories consist of the following at December 31:

                                                                       1997             1996
                                                                   -----------        ----------
                                                                          (In Thousands)
         Precious metals inventories:
           Work in process                                         $     2,171        $
                                                                                          1,144
           Finished goods                                                  264              405
           Materials and supplies inventories                            1,192              974
                                                                   -----------        ---------
                                                                   $     3,627        $   2,523
                                                                   ===========        =========

     The Company held as an investment, $7.7 million and $8.0 million of silver bullion, in excess of normal operating requirements at December 31, 1997 and 1996, respectively.

     The Company sells covered call options on silver bullion held for investment. Total premiums earned from the sale of covered calls aggregated $116,000, $165,000 and $442,000 in 1997, 1996 and 1995, respectively. At
     December 31, 1997, the Company had covered call options outstanding for 1.2 million ounces of silver with strike prices ranging from $5.75 to $7.00 and expiration dates of February 26, 1998 (200,000 ounces), March 27, 1998 (900,000 ounces), and December 27, 1998 (100,000 ounces). The fair value of the sold call options at December 31, 1997 would not materially exceed the $202,000 of premiums received when they were sold. The Company had no sold covered call options outstanding at December 31, 1996. At December 31, 1995, the Company had sold a covered call option on 100,000 ounces of the silver bullion held for investment. The option had a strike price of $6.00 per ounce and expired unexercised on February 27, 1996. The fair value of the sold call option was not significant at December 31, 1995.

3.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31:

                                                                     1997               1996
                                                                  ----------         ---------
                                                                         (In Thousands)
          Precious metals mineral interests                       $   83,041         $  82,586
          Mine improvements                                           17,701            17,599
          Buildings, leasehold improvements, and equipment            41,390            40,164
          Land                                                         1,060             1,060
                                                                  ----------         ---------
                                                                     143,192           141,409

          Less accumulated depreciation, depletion, and
            amortization                                             (77,727)          (72,124)
                                                                  ----------         ---------
                                                                  $   65,465         $  69,285
                                                                  ==========         =========

     Whenever circumstances or events indicate, and at least annually, the Company evaluates its mining properties for impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, recoverable reserves and estimates of future reserve potential which management believes are reasonable, based on historical silver prices and production. If the sum of such cash flows was less than the carrying amount of the asset, the Company would record an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company believes that the price of silver has been inordinately low for many years due to the availability of surplus silver inventories generated in 1980-1989. Industry data and press accounts have recently documented a growing tightness in the silver supply, and silver prices in early 1998 have risen as a result. In addition, the Sunshine Mine is experiencing significantly lower unit costs as a result of its return to full production. Management believes sufficient proven and probable reserves, additional mineralized inventory and resources exist within the mine to allow full production for many years. Based on management's estimates of undiscounted future cash flows, the Company's investment in the Sunshine Mine is not impaired at December 31, 1997.

4.   ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31:

                                                                              1997        1996
                                                                           ----------- -----------
                                                                               (In Thousands)

          Compensation, vacation, and severance                              $ 1,404     $ 1,171
          Interest                                                               873         727
          Taxes, other than income taxes                                           2          43
          Environmental remediation (Note 10)                                    496         800
          Insurance premiums                                                     401         395
          Other                                                                  405         879
                                                                           ----------- -----------
                                                                             $ 3,581     $ 4,015
                                                                           =========== ===========

5.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                                       1997          1996
                                                                                    ----------    ---------
                                                                                         (In Thousands)

     8% Senior Exchangeable Notes due March 21, 2000                                   $25,750      $24,265
     10% Senior Convertible Notes due November 24, 2002                                 15,000            -
     9% Convertible Subordinated Debentures due July 15, 2008                            1,515        1,515
                                                                                       -------      -------
                                                                                       $42,265      $25,780
                                                                                       =======      =======

     In March 1996, SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Eurobonds"), which are all outstanding as of December 31, 1997 and 1996.

     The Eurobonds bear interest at 8% per annum and mature March 21, 2000. The Eurobonds are exchangeable into a specified number of shares of Common Stock of the Company at an exchange price of $1.00 per share, subject to reset and adjustment in certain events. The Eurobonds may be exchanged at the option of the holder at any time prior to maturity, unless previously redeemed SPMI may force the exchange of the Eurobonds, in whole or in part, if the average high and low sales prices of the Company's common stock equal or exceed 150% of the exchange price (currently $1.00) for 30 consecutive trading days.

     SPMI may redeem the Eurobonds at any time at the principal amount if United States withholding taxes are imposed on payments in respect of the Eurobonds. The Eurobonds are guaranteed by Sunshine and the guarantee ranks senior to all of its unsecured and subordinated obligations.

     If during the period between May 1, 1996 and May 1, 1999 the Company's common stock does not trade at 133% of the exchange price (currently $1.00) or more for 45 consecutive stock exchange trading days, the Company shall, at its option:

          (i) pay each Eurobond holder a one time additional payment equal to 22.5% (the "Additional Amount") of the principal amount of the Eurobonds held by such Eurobond holder; or

          (ii) Issue to such Eurobond holder a number of Shares at the average market price per share for the previous ten stock exchange days equal to the Additional Amount.

     At December 31, 1997, the carrying value of the Eurobonds approximates $25.7 million and the fair value approximates the $30 million principal amount. Debt issuance costs are being amortized over the life of the Eurobonds. Unamortized debt issuance costs of $1.8 and $2.5 million are included in Investments and other assets at December 31, 1997 and 1996, respectively.

     The Additional Amount has been reflected as a discount on the notes and additional paid in capital resulting in an effective interest rate of the Eurobonds of approximately 16%.

     In November, 1997, the Company completed a private placement of Senior Convertible Promissory Notes totaling $15 million aggregate principal amount due November 24, 2002 ("Notes"). The Notes are convertible into 15.8 million shares of Common Stock of the Company at $.95 per share, subject to adjustment in certain events, and bear interest at 10% per annum. Principal and interest are payable either in cash or common stock of Sunshine. The purchaser of the Notes was issued 1.5 million warrants to purchase common stock of Sunshine at 110% of the conversion price of the Notes. The Notes are unsecured and subordinated in right of payment to senior indebtedness. The fair value of the Notes approximates the carrying value.

     The 9% Convertible Subordinated Reset Debentures due July 15, 2008 (the Debentures) are convertible at any time prior to maturity or redemption into shares of common stock of the Company (Common Stock) at a conversion price of $1.66 per share, subject to adjustment.

     The Debentures are currently redeemable, at the option of the Company, in whole or in part, at 101% or at 100% of the principal amount on or after July 15, 1998, together with accrued and unpaid interest. The Debentures are unsecured and subordinated in right of payment to senior indebtedness (as defined).

     The indenture governing the Debentures contains certain covenants restricting the ability of the Company to declare or pay cash dividends and make certain distributions on its capital stock. Pursuant to these covenants, the Company is prohibited from paying cash dividends on shares of its common stock. The fair value of the Debentures approximates their carrying value.

6.   INCOME TAXES

     Revenue Canada has examined the tax returns of a former subsidiary of the Company for various prior years and has proposed certain adjustments for additional taxes. The proposed adjustments are being contested by the Company; therefore, no payments have been made for the proposed additional taxes. Based on an analysis of the proposed adjustments, the Company has accrued its estimate of additional income taxes, plus interest at December 31, 1997. Management believes that such provision is adequate to over the additional income taxes that may ultimately result from the resolution of these matters.

     The Company has incurred losses during each of the three years in the period ended December 31, 1997, and accordingly, provisions for income taxes were not required.

     The computation of the net deferred tax asset (liability) at December 31 is as follows:

                                                                         1997            1996
                                                                      ---------       ----------
                                                                           (In Thousands)

          Deferred tax liabilities:
            Property, plant, and equipment                             $ (17,260)      $ (18,660)
          Deferred tax assets:
            Accrued pension and other postretirement benefits              1,985           2,126
            Net operating loss carryforward                               98,000          96,250
                                                                       ---------       ---------
                                                                       $  82,725       $  79,716
          Less valuation allowance                                       (82,725)        (79,716)
                                                                       ---------       ---------
                                                                       $      --       $      --
                                                                       =========       =========


     At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $280 million. The loss carryforwards expire principally in the years 2000 through 2012.

7.   STOCKHOLDER'S EQUITY

     The Company has authorized 20.0 million shares of preferred stock, of which no shares were issued and outstanding at December 31, 1997 or 1996.

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

     The difference between the carrying amount and the stated value of the Preferred Stock was being accrued ratably over the period the Preferred Stock was expected to be outstanding under the provisions of the mandatory redemption requirements. Accordingly, $0.5 and $1.6 million was charged to the deficit for the year ended December 31, 1996 and 1995, respectively, and added to the carrying amount of the Preferred Stock.

     The Company has 10.1 million warrants outstanding which were issued in a rights offering to stockholders in July 1994. The exercise price of the warrants is $2.12 per share subject to antidilution adjustments. The warrants expire on March 9, 1999 and may be redeemed at the option of the Company, in whole or in part, at any time on or after March 9, 1996, at a redemption price of $0.50 per warrant.

     The Company has three stock option plans under which options may be granted to members of management. The stock option plans cover a total of 13.0 million shares with 7.1 million options being available for grant at December 31, 1997. The option price may not be less than the market price of the common stock on the date granted. Payment of the exercise price may be made in cash or by delivery of shares of common stock, having a market value equal to the exercise price.

     In December 1995, the Company's Board of Directors approved the 1995 Employee Nonqualified Stock Option Plan (the 1995 Plan), subject to shareholder approval, and awarded 3,160,000 options to key employees and directors. The 1995 Plan provides for the granting of options to key employees or potential key employees and, on December 7 each year, automatic grants of 25,000 options to each non-employee director. The total number of shares available for issuance under the 1995 Plan is 10,000,000. When the 1995 Plan was approved by shareholders, 750,000 options granted in 1995 under the Company's 1987 Plan with an exercise price of $1.50 per share were canceled. The options under the 1995 Plan were granted with an exercise price of $1.50 per share, which exceeded the fair market value of the Common Stock on that date.

     Under both the 1995 and 1987 Plans, vesting of options is determined by the directors when granted. Options under the 1993 Incentive Stock Option Plan vest one year following date of grant. All options expire 10 years following date of grant.

     The Company has elected to follow APB 25, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively; risk-free interest rates of 5.79%, 6.43% and 5.47%;; volatility factors of the expected market price of the Company's common stock of .438, .366 and .422. In each of the three years ended December 31, 1997, the assumed dividend yield was 0% and the weighted average expected life of the options was three years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) for the year ended December 31:

                                                                   1997         1996          1995
                                                                ------------ ------------ --------------
          Pro forma net income (loss) applicable to common
            shares                                              $(19,412)      $10,667     $(26,005)
          Pro forma basic and diluted earnings (loss) per
            share                                               $  (0.08)      $  0.05     $  (0.13)

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                   1997                        1996                        1995
                         -------------------------- --------------------------- ---------------------------
                                       WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                        AVERAGE                      AVERAGE                      AVERAGE
                           OPTIONS     EXERCISE       OPTIONS        EXERCISE         OPTIONS    EXERCISE
                            (000)       PRICE           (000)         PRICE             (000)     PRICE
                         ------------ ------------- ------------- ------------- ------------ --------------
Outstanding, beginning
  of year                     4,972    $      1.52       2,445     $      1.58       1,340   $      1.67
Granted                         442           1.13       3,390            1.47       1,262          1.97
Exercised                         -            -             -             -           (97)         1.54
Forfeited                      (560)          1.50        (863)           1.51         (60)         1.51
                         ============ ============= ============= ============= ============ ==============
Outstanding,
  end of year                 4,854    $      1.49       4,972     $      1.52       2,445   $      1.58
                         ============ ============= ============= ============= ============ ==============
Exercisable at end of
  year                        4,697    $      1.50       4,892     $      1.52       2,396   $      1.58
Weighted-average fair
  value of options
  granted during the
  year                                 $      0.28                 $      0.28               $      0.52


     Exercise prices for options outstanding as of December 31, 1997 ranged from $0.8125 to $2.875. The weighted-average remaining contractual life of those options is approximately eight years.

8.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   1997            1996           1995
                                                               -------------- --------------- --------------
                                                                 (in thousands, except per share amounts)
Numerator:
   Net loss                                                       $ (19,308)      $ (25,902)     $  (15,483)
   Gain on retirement & exchange of preferred stock                      --          40,124              --
   Preferred stock dividends                                             --          (2,622)        (10,089)
                                                                  ---------       ---------      ----------
   Numerator  for  basic  earnings  per  share-income  (loss)
     available to common shareholders                             $ (19,308)      $  11,600      $  (25,572)
                                                                  =========       ===========    ==========

Denominator:
   Denominator   for   basic   and   diluted   earnings   per
     share-weighted-average shares                                   255,137         222,584        193,044

Basic and diluted earnings (loss) per share                       $    (0.08)     $     0.05     $    (0.13)
                                                                  ==========      ==========     ==========

     A computation of diluted earnings per share is not presented because the results would be antidilutive.

9.   EMPLOYEE BENEFIT PLANS

     The pension plan for hourly employees at the Sunshine Mine covered by a collective bargaining agreement (the "Negotiated Plan") is a trusteed defined benefit plan. Benefits under the plan are based on years of service and includes provisions that would apply in the event of the permanent shutdown of the Sunshine Mine for present employees who were also covered by a predecessor plan terminated in 1986. The Company's trusteed defined benefit pension plan for employees not covered by a collective bargaining agreement was amended to freeze all participant's benefits as of December 31, 1993.

     Net periodic pension costs relating to continuing operations for the Company's defined benefit plans consist of the following for the year ended December 31:

                                                                 1997        1996        1995
                                                              ------------------------------------
                                                                        (In thousands)
          Service cost                                         $    236   $     214       $ 182
          Interest cost                                             358         334         286
          Actual return on plan assets                             (807)       (427)       (545)
          Net amortization and deferrals                            515         274         388
                                                               --------------------------------
          Net periodic pension cost                            $    302   $     395       $ 311
                                                               ================================

     The following table sets forth the funded status of the Company's trusteed defined benefit plans and the related amounts included in other long-term liabilities and deferred credits at December 31:

                                                                                1997               1996
                                                                           --------------------------------
                                                                                   (In Thousands)
Plan assets at fair value                                                   $    4 ,945      $     3,710
Actuarial present value of projected benefit obligation:
   Vested                                                                         4,437            4,780
   Nonvested                                                                        961              181
                                                                           --------------------------------
Projected benefit obligation                                                      5,398            4,961
                                                                           --------------------------------

Plan assets less than projected benefit obligation                                 (453)          (1,251)
Unrecognized prior service cost                                                     660              792
Unrecognized net gain                                                              (402)             (62)
Unrecognized transition net asset                                                   (85)            (114)
Additional minimum liability                                                       (367)            (270)
                                                                           --------------------------------
Accrued pension liability recognized in the consolidated balance sheets
                                                                           $       (647)     $      (905)
                                                                           ================================

     The following significant assumptions were used in computing pension costs for the Company's trusteed defined benefit plans for the year ended December 31:

                                                                 1997            1996           1995
                                                            -----------------------------------------------

 Discount rate                                                     7.50%          7.00%           8.25%
 Rate increase in compensation                                        0%             0%              0%
 Expected long-term rate of return on assets                       9.00%          9.00%           9.00%

     The Company's funding policy, with respect to trusteed defined benefit plans, is to make contributions annually equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plans consist of pooled fixed income securities, pooled equity securities, and cash or cash equivalents.

     The Company also has a defined contribution plan for employees not covered by a collective bargaining agreement. The Company's Board of Directors determines annually if a contribution will be made, and if so, in what amount. Contributions charged to operations during 1997, 1996, and 1995 were $176,000, $183,000, and $199,000, respectively.

     The Company also sponsors a plan under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees not covered by a collective bargaining agreement who have completed a specified term of service. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 10% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Company contributions charged to operations during 1997, 1996, and 1995 were $90,000, $84,000, and $72,000, respectively.

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

     The following table sets forth the computation of the accrued liability for postretirement medical, dental, and life insurance benefits at December 31:

                                                                             1997        1996
                                                                          ------------------------
                                                                              (In Thousands)

          Accumulated postretirement benefit obligation:
            Retirees                                                        $ 4,438     $ 4,450
            Fully eligible active participants                                   79          71
            Other active plan participants                                      109          89
                                                                            -------     -------
                                                                              4,626       4,610
          Unrecognized net gain                                                 335         559
                                                                            -------     -------
          Accrued postretirement benefit cost                               $ 4,961     $ 5,169
                                                                            =======     =======

     Net periodic postretirement benefit cost for these plans includes the following components for the year ended December 31:

                                                       1997             1996            1995
                                                  ------------------------------------------------
                                                                  (In Thousands)

          Service cost                                 $     7           $   7       $     6
          Interest cost                                    294             340           427
                                                       -------           -----       -------
          Net period cost                              $   301           $ 347       $   433
                                                       ========          =====       =======

     The weighted-average annual assumed rate of increase in the per capita cost of covered medical and dental benefits is 7.25% for 1998 (7.75% for 1997) and is assumed to decrease gradually to 5% for 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, changing the assumed health care cost trend rates by one percentage point each year would change the accumulated postretirement benefit obligation as of December 31, 1997, by $249,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $19,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1997 and 7.5% at December 31, 1996.

10.  COMMITMENTS AND CONTINGENCIES

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

     At the first site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the "Smelter Area") and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville and Pinehurst, Idaho encompassed by the Site (the "Residential Areas"). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to take approximately seven years and the Company accrued $3.4 million for its (including SPMI's) share (12.4%) of the estimated remediation costs, of which approximately $500 thousand remains accrued at December 31, 1997.

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

     On March 22, 1996, a complaint was filed in the United States District Court for the District of Idaho on behalf of the United States Department of the Interior, United States Department of Agriculture and the Environmental Protection Agency against Sunshine, SPMI and other identified PRPs for alleged natural resource damages in the Coeur d'Alene Basin. The complaint seeks to recover natural resource damages and response costs under CERCLA and the Clean Water Act, and does not identify the amount of damages sought to be recovered. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May, 1986, bars these claims, and that the complaint is without merit. The Tribe's action was consolidated with this proceeding. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May, 1986, bars these claims, and that the complaints are without merit.

     The second site where EPA has identified SPMI as a PRP under CERCLA is the Spokane Junkyard Site near Spokane, Washington. No records of SPMI have been discovered by it or the EPA showing SPMI ever sent any material to the site. SPMI does not believe it will be required to pay any clean-up costs at the Spokane Junkyard Site. The Company does not believe that the designation of SPMI as a PRP at the Spokane Junkyard Site will have a material impact on the Company's results of operations, financial condition or on its liquidity or capital resources.

     The Company is subject to certain other legal proceedings and claims that arise in the conduct of its business. Although it is not possible to predict the outcome of such matters, in the opinion of management, the ultimate outcomes of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.


11.  OPERATIONS

     The Company's principal operating property is the Sunshine Mine, located near Kellogg, Idaho. The Sunshine Mine accounted for all of the Company's operating revenues during 1997 and approximately 35% of proven and probable reserves at December 31, 1997. The Company is also engaged in exploration in Argentina and other parts of the United States.

     In 1997 and 1996, one customer accounted for sales of concentrate aggregating approximately $24.2 million and $13.8 million, respectively. In 1995, two customers accounted for sales of concentrate and refined silver aggregating approximately $12.9 million. Management believes that the loss of these customers would not have a material impact on the Company's consolidated financial condition or consolidated results of operations because there are other customers who would purchase the Company's concentrates.

     The Company's operations in foreign countries during 1997, 1996 and 1995 consist of the acquisition and exploration of mining properties in Argentina and Peru. Exploration costs are expensed as incurred. Identifiable assets in Argentina and Peru approximate $3.6 million and $125,000, respectively, at December 31, 1997.

12.  PRECIOUS METALS RESERVES (UNAUDITED)

     The table below presents data on proved and probable ore reserves, production and average prices for each of the years in the five-year period ended December 31, 1997 (in thousands, except average prices):

                                           1997          1996          1995          1994          1993
                                       ------------- ------------- ------------- ------------- -------------

SUNSHINE MINE
Reserves at December 31:
   Ounces of silver                        39,808        36,241        30,810         27,908        29,961
Production:
   Tons of ore                                183           121           101            107           100
   Ounces of silver                         4,253         2,578         1,731          2,079         2,298

PIRQUITAS MINE
Reserves at December 31                    72,800            --            --             --            --

REVENUE - VIRGINIUS MINE
Reserves at December 31:
   Ounces of silver                         6,208         6,208         5,098          5,098            --

AVERAGE PRICES:
   Ounce of silver                     $     5.02         $5.11          $5.20         $5.29         $4.34

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                          ------------------------------------------------------------
                                                           MARCH 31        JUNE 30    SEPTEMBER 30    DECEMBER 31
1997:
   Revenues                                               $    6,740        $ 4,386    $  8,814       $ 8,395
   Operating loss                                             (4,819)        (5,793)     (2,053)       (1,713)
   Loss applicable to common shares                           (5,933)        (6,980)     (3,328)       (3,067)
   Basic loss per common share                            $     (.02)       $  (.03)   $   (.01)      $  (.01)

   Diluted loss per common and common                     $     (.02)       $  (.03)   $   (.01)      $  (.01)
     equivalent share
1996:
   Revenues                                               $    3,797        $ 2,951    $  3,678       $ 3,787
   Operating loss                                             (4,564)        (6,007)     (6,506)       (6,767)
   Net loss                                                   (4,655)        (6,861)     (7,309)       (7,077)
   Income (loss) applicable to common shares                  (7,125)        33,112      (7,309)       (7,077)
   Basic income (loss) per common share                   $     (.04)       $   .16    $   (.03)      $  (.03)
   Diluted income (loss) per common and common
     equivalent share                                     $     (.04)       $   .12    $   (.03)      $  (.03)



     Income applicable to common shares for the three months ended June 30, 1996 includes a gain of $40 million representing the excess of the aggregate redemption value of the Preferred stock over the sum of the value of securities issued and related transaction costs.

     The 1996 second quarter earnings per share amount has been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128). Earnings per share amounts computed in accordance with SFAS 128 did not differ from previously reported amounts for other periods presented.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.          EXHIBIT
 -------        -------
  3.1      Certificate of Incorporation of Sunshine to the Company's Registration Statement on Form S-4, Registration
              No. 33-98876, which exhibit is incorporated herein by reference.

  3.2      Amendment to Certificate of Incorporation filed as Exhibit 4.1 to the Company's current report on Form 8-K dated May 22, 1996 (File No. 33-908876), which exhibit is incorporated herein by reference.

  3.3      Bylaws of Sunshine filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, Registration No.
              33-98876, which exhibit is incorporated herein by reference.

  4.1      Warrant Agreement dated as of February 1, 1996, between Sunshine Merger Company and American Stock Transfer &
              Trust Company, as Warrant Agent, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4,
              Registration No. 33-98876, which exhibit is incorporated herein by reference.

  4.2      Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust
              Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-1
              (Registration No. 33-73608), as amended, which exhibit is incorporated herein by reference.

  4.3      Form of Supplemental Warrant Agreement dated as of February 1, 1996 between Sunshine Merger Company and
              American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.10 to the Company's
              Registration Statement on Form S-4 (Registration No. 33-98876), which exhibit is incorporated herein by reference.

  4.4      Warrant Certificate filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration
              No. 33-98876, which exhibit is incorporated herein by reference.

  4.5      Form of Warrant Certificate, filed as Exhibit 4.4 to Sunshine's Registration Statement on Form S-1
              (Registration No. 33-73608), as amended, which exhibit is incorporated herein by reference.

  4.6      Specimen Stock Certificate of the Common Stock, $0.01 par value, of Sunshine, filed as Exhibit 4.2 to
              Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446) as amended, which exhibit is incorporated herein by reference.

  4.7      Form of Indenture dated as of July 15, 1988, between Sunshine and MTrust Corp., National Association, with respect to Sunshine's Convertible Subordinated Debentures due July 15, 2008, filed as Exhibit 4.25 to
              Sunshine's Registration Statement on Form S-3 (Registration No. 33-21159), which exhibit is incorporated herein by reference.

  4.8      First Supplemental Indenture, dated as of August 8, 1988, Second Supplemental Indenture dated as of November
              10, 1988, and Third Supplemental Indenture, dated as of April 10, 1991, by and between the Company and
              Ameritrust Texas, N.A., the successor to MTrust Corp., National Association relating to the issuance of the Debentures, filed as Exhibit 4.3 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990, which exhibit is incorporated herein by reference.

  4.9      Form of Fourth Supplemental Indenture, by and between the Company and Texas Commerce Bank National
              Association, as successor to Ameritrust Texas National Association formerly known as MTrust Corp.,
              National Association, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4,
              Registration No. 33-98876, which exhibit is incorporated herein by reference.

  4.10     Trust Deed dated March 21, 1996, between Sunshine, Sunshine Precious Metals, Inc. and Marine Midland Bank and
              Form of Note filed as Exhibits 4.5 and 4.6 to Sunshine's Registration Statement on Form S-3 (Registration
              No. 333-06537), which exhibits are incorporated herein by reference.

  4.11     Warrant Agreement dated as of June 21, 1996, between Sunshine, Rauscher, Pierce & Clark and HSBC Investment
              Banking Limited and Form of Warrant Certificate filed as Exhibits 4.7 and 4.8 to Sunshine's Registration
              Statement on Form S-3 (Registration No. 333-06537), which exhibits are incorporated herein by reference.

  4.12     Specimen form of Warrant to Purchase Common Stock issued on November 24, 1997, to affiliates of Stonehill
              Investment Corp.,  filed as Exhibit 10.12 to Sunshine's Registration Statement on Form  S-3 (Registration
              No. 333-41641), which exhibit is incorporated herein by reference.



  4.13     Specimen form of Senior Convertible Promissory Note issued on November 24, 1997, to affiliates of Stonehill
              Investment Corp.,  filed as Exhibit 10.13 to Sunshine's Registration  Statement on Form S-3 (Registration
              No. 333-41641), which exhibit is incorporated herein by reference.

o 10.1     1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, which exhibit is incorporated herein by reference.

o 10.2     Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.8 to
              Sunshine's Registration Statement on Form S-1 (Registration No. 33-63446), as amended, which exhibit is incorporated herein by reference.

o 10.3     Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.1 to
              Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, which exhibit is incorporated herein by reference.

o 10.4     1993 Incentive Stock Option Plan of Sunshine, filed as Exhibit 10.18 to Sunshine's Registration Statement on
              Form S-1 (Registration No. 33-63446), as amended, which exhibit is incorporated herein by reference.

o 10.5     1995 Employee Nonqualified Stock Option Plan of Sunshine, filed as Exhibit 10.5 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

0 10.6     Form of Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and John S.
              Simko, filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608),
              as amended, which exhibit is incorporated herein by reference.

o 10.7     Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and William W. Davis, filed as Exhibit 10.9 to Sunshine's Registration Statement on Form S-1 (Registration No. 33-73608), as
              amended, which exhibit is incorporated herein by reference.

O 10.8     Form of Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and Harry F.
              Cougher, filed as Exhibit No. 10.10 to Sunshine's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1993, which exhibit is incorporated herein by reference.

  10.9     Mining Lease, dated March 15, 1994, by and between Revenue-Virginius Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, which exhibit is incorporated herein by reference.

  10.10    Registration Rights Agreement dated November 24, 1997, between the Company and Stonehill Partners, L.P., GRS
              Partners, Aurora Limited Partnership and Stonehill Offshore Partners Limited, filed as Exhibit 10.11 to
              Sunshine's Registration Statement on Form S-3 (Registration No. 333-41641), which exhibit is incorporated herein by reference.

  22.1     Subsidiaries of Sunshine, filed as Exhibit 22.1 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

 *23.1     Consent of Ernst & Young LLP.

 *24.1     Power of attorney of the officers and directors of the Company, included on the signature page hereof.

 *27.1     Financial Data Schedules

___________
*  Filed herewith
o  Management contract or compensatory plan or arrangement.