Form 10-Q
period 1998-03-31
SUNSHINE MINING & REFINING CO
filed 1998-04-23
CIK 833376

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From __________ to __________

                        Commission File Number 1- 10012

                      SUNSHINE MINING AND REFINING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                             75-2618333
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

                   877 W. Main Suite 600, Boise, Idaho 83702
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code (208) 345-0660

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

                                           Number of Shares Outstanding
    Title of Each Class of Common Stock          at April 22, 1998
    -----------------------------------    ----------------------------
    Common Stock, $.01 par value                  256,707,629

                      SUNSHINE MINING AND REFINING COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                                      March 31       December 31
                                                        1998            1997
                                                     ----------      ----------
ASSETS

Current assets:
  Cash and cash investments                          $   11,158      $   15,985
  Silver bullion                                          8,361           7,739
  Accounts receivable                                     4,832           2,801
  Inventories (Note 2)                                    3,738           3,627
  Other current assets                                    1,825           1,739
                                                     ----------      ----------
    Total current assets                                 29,914          31,891
Property, plant and equipment, at cost                  144,579         143,192
  Less accumulated depreciation,
    depletion and amortization                          (79,134)        (77,727)
                                                     ----------      ----------
                                                         65,445          65,465
Investments and other assets                              5,724           4,245
                                                     ----------      ----------
        Total assets                                 $  101,083      $  101,601
                                                     ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    1,223      $    1,351
  Accrued expenses                                        3,145           3,581
                                                     ----------      ----------
    Total current liabilities                             4,368           4,932
Long-term debt                                           41,510          42,265
Accrued pension and other postretirement benefits         5,629           5,672
Other long-term liabilities and deferred credits          3,818           4,236
Stockholders' equity:
  Common stock -- $.01 per value;
    600,000 shares authorized; shares issued:
      March 31, 1998 -- 261,193
      December 31, 1997 -- 259,818                        2,612           2,598
  Paid-in capital                                       712,369         711,192
  Deficit                                              (668,084)       (668,155)
                                                     ----------      ----------
                                                         46,897          45,635
  Less treasury stock, at cost:
    March 31, 1998 -- 4,586 shares
    December 31, 1997 -- 4,586 shares                     1,139           1,139
                                                     ----------      ----------
                                                         45,758          44,496
                                                     ----------      ----------
      Total liabilities and stockholders' equity     $  101,083      $  101,601
                                                     ==========      ==========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED
                               MARCH 31,1998 AND 1997
                       (In Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                                        1998            1997
                                                     ----------      ----------
Operating revenues                                   $    9,740      $    5,732
Mark to market gain                                         792             186
                                                     ----------      ----------
                                                         10,532           5,918
                                                     ----------      ----------
Costs and expenses:
  Cost of revenues                                        6,950           5,688
  Depreciation, depletion
    and amortization                                      1,395           1,308
                                                     ----------      ----------
                                                          8,345           6,996
                                                     ----------      ----------
Operating margin (loss)                                   2,187          (1,078)

Other income (expense)

  Exploration                                            (1,045)         (2,362)
  Selling, general and
    administrative expense                               (1,206)         (1,380)
  Interest income                                           219             210
  Interest and debt expense                              (1,685)         (1,360)
  Other, net                                              1,601              37
                                                     ----------      ----------
                                                         (2,116)         (4,855)
                                                     ----------      ----------
Net Income (loss)                                    $       71      $   (5,933)
                                                     ==========      ==========

Basic and fully diluted income (loss)
  per common share:                                  $     0.00      $    (0.02)

Weighted average common shares outstanding              255,684         255,059
                                                     ==========      ==========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                     Three Months Ended March 31
                                                                                        1998            1997
                                                                                     ----------      ----------
Cash used by operating activities:
  Net Income                                                                         $       71      $   (5,933)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                                            1,395           1,308
      Amortization of debt issuance costs and accretion of debt discount                    587             464
      Net (increase) decrease in:
        Silver bullion                                                                     (622)             (6)
        Accounts receivable                                                              (2,031)            277
        Inventories                                                                        (111)             97
        Other assets and deferred charges                                                (1,762)             25
      Net increase (decrease) in:
        Accounts payable and accrued expenses                                              (557)         (1,279)
        Accrued pension and other postretirement benefits                                   (43)           (143)
        Other liabilities and deferred credits                                             (419)           (214)
                                                                                     ----------      ----------
  Net cash used by operations                                                            (3,492)         (5,404)
                                                                                     ----------      ----------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                             (1,375)           (358)
  Proceeds from investments                                                                   0             213
                                                                                     ----------      ----------
    Net cash used by investing activities                                                (1,375)           (145)
                                                                                     ----------      ----------
Cash provided (used) by financing activities:
  Proceeds from issuance of common stock upon exercise of stock
    options and warrants                                                                     46               0
  Debt issuance costs                                                                        (6)            (60)
                                                                                     ----------      ----------
    Net cash provided (used) by financing activities                                         40             (60)
                                                                                     ----------      ----------
Increase (decrease) in cash and cash investments                                         (4,827)         (5,609)
Cash and cash investments, January 1                                                     15,985          16,317
                                                                                     ----------      ----------

Cash and cash investments, Match 31                                                  $   11,158      $   10,708
                                                                                     ==========      ==========
Supplemental cash flow information --
  Interest paid in cash                                                              $    1,274      $    1,308
                                                                                     ==========      ==========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the March 31, 1998 presentation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto-included in Sunshine's report on Form 10-K for the year ended December 31, 1997.

2.       INVENTORIES

         The components of inventory consist of the following:


                                                      March 31      December 31
                                                        1998           1997
                                                     ----------     ----------
         Precious Metals Inventories:
            Work in process                          $    2,353     $    2,171
            Finished goods                                  190            264
         Materials and supplies inventories               1,195          1,192
                                                     ----------     ----------
                                                     $    3,738     $    3,627
                                                     ==========     ==========


                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results Of Operations for the
                   Three Months Ended March 31, 1998 and 1997

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 1998 totaled $25.5 million including $11.2 million in cash and cash investments and $8.4 million in silver bullion. The Company anticipates capital expenditures in 1998 at the Sunshine Mine to be approximately $2.7 million, including $419 thousand expended in the first quarter. For 1998, the Company has also budgeted approximately $3.8 million for exploration activities primarily at the La Joya del Sol Mine in Argentina and the Sunshine Mine. Exploration expenditures for the first three months of 1998 totaled approximately $1.0 million. Additionally, $4.4 million is budgeted for development of the Pirquitas Mine in Argentina, of which $900 thousand was spent in the first quarter.

         Cash and working capital are considered adequate to fund ongoing operations for the foreseeable future. Development of the Pirquitas Mine will require approximately $100 million. The Company is currently reviewing financing options, including debt and/or equity offerings, to determine the most appropriate financing for the development of the property. Although the Company believes it will be successful in obtaining adequate financing for the development of Pirquitas, no assurance can be given as to the availability of adequate financing.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 1998 was $3.5 million compared to $5.4 million in the first quarter of 1997. The $1.9 million decrease was primarily due to a $2.0 million cash operating income in the first quarter of 1998 compared to a $4.2 million cash operating loss in the first quarter of 1997, partially offset by changes in working capital components. The cash operating income resulted primarily from increased silver production and an increase in average per ounce silver price received for silver sold.
Accounts receivable increased primarily due to increased sales volumes. Investments increased primarily due to the reduction in the valuation reserve previously booked against certain investments.

         Investing activities in the first quarter of 1998 used approximately $1.4 million of cash including $900 thousand for the development of Pirquitas and $419 thousand of capital expenditures at the Sunshine Mine.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

         Consolidated operating revenues increased approximately $4 million (69.9%) for the first quarter of 1998 compared to the first quarter of 1997, while mark to market gains on work in process inventories and investment bullion increased $606 thousand. The increase in operating revenues primarily resulted from an increase in silver sales volumes and average price received per ounce of silver sold (1,311,000 ounces of silver at an average of $6.43 per ounce in the 1998 quarter compared to 937,000 ounces at an average of $5.14 per ounce in the 1997 quarter). The silver sales volume increase primarily resulted from a 400,000 ounce (44%) increase in production in the 1998 quarter.

         Cost of revenues increased $1.3 million (22.2%) (from $5.7 million in the first quarter of 1997 to $6.95 million in the first quarter of 1998) primarily due to the 44% increase in production in 1998, partially offset by lower unit production costs. Unit production costs decreased $.69 per ounce (13.5%) to $4.42 per ounce of silver primarily due to the increase in silver production and a 3.34 ounce per ton (16.4%) increase in average grades from 1997 to 1998 (1.3 million ounces produced from 56,700 tons at 23.67 ounces per ton in 1998 versus 0.9 million ounces from 45,799 tons at 20.33 ounces per ton in 1997) partially offset by a decrease in by-product credits of $0.25 per ounce of silver. The decrease in by-products credit per ounce of silver resulted primarily from a decrease in copper and lead prices in the 1998 quarter compared to the 1997 quarter.

         Operating margin in the 1998 period totaled $2.2 million in the 1998 quarter compared to an operating loss of $1.1 million in the 1997 quarter.

         Exploration expense decreased $1.3 million in 1998 compared to 1997 primarily due to the fact that work carried out at the Pirquitas Mine in Argentina is largely being capitalized as the property is now considered to be in the development stage. As a result, approximately $900 thousand of expenditures at Pirquitas during 1998 have been capitalized.

         Selling, general and administrative expense decreased $173 thousand (12.6%) due to a variety of cost reductions.

         Interest and debt expense increased $326 thousand primarily due to the debt issued in November 1997.

         Other, net increased $1.6 million primarily due to the reduction of the valuation reserves previously recorded against certain investments as a result of restructuring and performance of certain investments.

                      SUNSHINE MINING AND REFINING COMPANY

                          PART II -- OTHER INFORMATION

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

                                       SUNSHINE MINING AND REFINING COMPANY

Dated: April 23, 1998                  By: /s/ WILLIAM W. DAVIS
                                           -------------------------------------
                                               William W. Davis
                                               Executive Vice President
                                               and Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

27                       Financial Data Schedule

