Form 10-Q
period 1998-06-30
SUNSHINE MINING & REFINING CO
filed 1998-08-03
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                        to
                              ------------------------  ----------------------

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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----


                                                    Number of Shares Outstanding
Title of Each Class of Common Stock                       at July 31, 1998
-----------------------------------                 ----------------------------

   Common Stock, $.01 par value                              256,831,512

                             SUNSHINE MINING AND REFINING COMPANY

                                  CONSOLIDATED BALANCE SHEETS
                                        (In Thousands)





                                                                 (Unaudited)
                                                                  June 30         December 31
                                                                    1998             1997
                                                                 -----------      -----------

ASSETS

Current assets:
   Cash and cash investments                                     $     7,149      $    15,985
   Silver bullion                                                      7,306            7,739
   Accounts receivable                                                 4,675            2,801
   Inventories(Note 2)                                                 3,583            3,627
   Other current assets                                                1,531            1,739
                                                                 -----------      -----------
      Total current assets                                            24,244           31,891

Property, plant and equipment, at cost                               147,631          143,192
  Less accumulated depreciation,
    depletion and amortization                                       (80,646)         (77,727)
                                                                 -----------      -----------
                                                                      66,985           65,465
Investments and other assets                                           4,774            4,245
                                                                 -----------      -----------
                       Total assets                              $    96,003      $   101,601
                                                                 ===========      ===========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                               $     1,540      $     1,351
  Accrued expenses                                                     3,880            3,581
                                                                 -----------      -----------
      Total current liabilities                                        5,420            4,932

Long-term debt                                                         41,745           42,265
Accrued pension and other postretirement benefits                      5,600            5,672
Other long-term liabilities and deferred credits                        3,886            4,236

Stockholders' equity:
  Common stock$.01 par value;
    600,000 shares authorized; shares issued:
      June 30, 1998-261,394 shares
      December 31, 1997-259,818 shares                                 2,614            2,598
  Paidin capital                                                     712,544          711,192
  Deficit                                                           (674,696)        (668,155)
                                                                 -----------      -----------
                                                                      40,462           45,635
  Less treasury stock, at cost:
     June 30, 1998  4,563 shares
     December 31, 1997  4,586 shares                                   1,110            1,139
                                                                 -----------      -----------
                                                                      39,352           44,496
                                                                 -----------      -----------
        Total liabilities and stockholders' equity               $    96,003      $   101,601
                                                                 ===========      ===========


                                    See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)





                                                    Quarter Ended                Six Months Ended
                                                       June 30,                      June 30,
                                                  1998           1997           1998          1997
                                               ---------      ---------      ---------      ---------


Operating revenues                             $   8,553      $   4,320      $  18,293      $  10,052
Mark to market writedown                          (1,755)          (372)          (963)          (186)
                                               ---------      ---------      ---------      ---------
                                                   6,798          3,948         17,330          9,866
                                               ---------      ---------      ---------      ---------
Costs and expenses:
   Cost of revenues                                7,455          5,018         14,405         10,706
   Depreciation, depletion
      and amortization                             1,500          1,214          2,895          2,522
                                               ---------      ---------      ---------      ---------
                                                   8,955          6,232         17,300         13,228
                                               ---------      ---------      ---------      ---------

Operating margin (loss)                           (2,157)        (2,284)            30         (3,362)


Other income (expense)


   Exploration                                    (1,536)        (2,048)        (2,581)        (4,410)
   Selling, general and
      administrative expense                      (1,385)        (1,461)        (2,591)        (2,841)
   Interest income                                   167            200            386            410
   Interest and debt expense                      (1,725)        (1,384)        (3,410)        (2,744)
   Other, net                                         24             (4)         1,626             33
                                               ---------      ---------      ---------      ---------
                                                  (4,455)        (4,697)        (6,570)        (9,552)
                                               ---------      ---------      ---------      ---------
Net loss                                       $  (6,612)     $  (6,981)     $  (6,540)     $ (12,914)
                                               =========      =========      =========      =========
Basic and fully diluted loss
    per common share:                          $   (0.03)     $   (0.03)     $   (0.03)     $   (0.05)



Weighted average common shares outstanding       256,759        255,137        256,229        255,100
                                               =========      =========      =========      =========




                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)




                                                                            Six Months Ended June 30
                                                                               1998          1997
                                                                             --------      --------
Cash used by operating activities:
  Net loss                                                                   $ (6,540)     $(12,914)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                                  2,895         2,522
      Amortization of debt issuance costs and accretion of debt discount        1,022         1,037

      Net (increase) decrease in:
        Silver bullion                                                            433           224
        Accounts receivable                                                    (1,874)        1,347
        Inventories                                                                44           (74)
        Other assets and deferred charges                                      (2,293)         (328)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                     495           479
        Accrued pension and other postretirement benefits                         (72)         (114)
        Other liabilities and deferred credits                                   (322)         (413)
                                                                             --------      --------
    Net cash used by operations                                                (6,212)       (8,233)
                                                                             --------      --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                   (4,440)       (1,050)
  Proceeds from sale of investments                                             1,774           273
                                                                             --------      --------
    Net cash used by investing activities                                      (2,666)         (777)
                                                                             --------      --------

Cash provided (used) by financing activities:
  Proceeds from issuance of common stock upon exercise of stock
      options and warrants                                                         48             0
  Debt issuance costs                                                              (6)         (150)
                                                                             --------      --------
    Net cash provided (used) by financing activities                               42          (150)
                                                                             --------      --------

Decrease in cash and cash investments                                          (8,836)       (9,160)
Cash and cash investments, January 1                                           15,985        16,317
                                                                             --------      --------

Cash and cash investments, June 30                                           $  7,149      $  7,157
                                                                             ========      ========
Supplemental cash flow information
  Interest paid in cash                                                      $  2,056      $  1,411
                                                                             ========      ========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  June 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the June 30, 1998 presentation. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1997.

2.       INVENTORIES


         The components of inventory consist of the following:




                                                   June 30    December 31
                                                    1998         1997
                                                  --------     --------
Precious Metals Inventories:
     Work in process                              $  2,199     $  2,171

     Finished goods                                    165          264

Materials and supplies inventories                   1,219        1,192
                                                  --------     --------

                                                  $  3,583     $  3,627
                                                  ========     ========


                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                     Six Months Ended June 30, 1998 and 1997

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 1998 totaled $18.8 million including $7.1 million in cash and cash investments and $7.3 million in silver bullion. The Company anticipates capital expenditures in 1998 at the Sunshine Mine to be approximately $2.4 million, including $1.2 million expended in the first half. For 1998, the Company intends to spend approximately $4.4 million in discretionary exploration activities, primarily at the La Joya del Sol Mine in Argentina and the Sunshine Mine. Exploration expenditures for the first six months of 1998 totaled approximately $2.6 million. Additionally, $7.0 million is anticipated to be spent during 1998 preparing a bankable feasibility study and for development work at the Pirquitas Mine in Argentina, of which $2.9 million was spent in the first half.

         Cash and working capital are considered adequate to fund ongoing operations for the foreseeable future. However, development of the Pirquitas Mine is expected to require approximately $100 million, which the Company intends to raise from outside sources. The Company is currently reviewing financing options, including debt and/or equity offerings, to determine the most appropriate financing for the development of the property.

         The Company has engaged outside independent consultants to prepare a comprehensive evaluation of all aspects of the project's operations and economics, known as a bankable feasibility study. The bankable feasibility study, scheduled for completion in the fourth quarter of 1998, will be used to support the financing effort. Although the Company believes it will be successful in obtaining adequate financing for the development of Pirquitas, no assurance can be given as to the availability of adequate financing.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first half of 1998 was $6.2 million compared to $8.2 million in the first half of 1997. The $2.0 million decrease was primarily due to a reduction in cash operating loss to $2.6 million in the first half of 1998 compared to $9.4 million in the first half of 1997, partially offset by changes in working capital components. The improvement in cash operating loss resulted primarily from increased silver production and an increase in average per ounce silver price received for silver sold. Accounts receivable increased primarily due to increased sales volumes. Investments increased primarily due to the reduction in the valuation reserve previously booked against certain investments.

         Investing activities in the first half of 1998 used approximately $2.7 million of cash including $2.9 million for the development of Pirquitas, $1.2 million of capital expenditures at the Sunshine Mine and $341 thousand of other capital expenditures, partially offset by $1.8 million of proceeds from sale of investments.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

         Consolidated operating revenues increased approximately $4.2 million (98%) for the second quarter of 1998 compared to the second quarter of 1997. The increase in operating revenues primarily resulted from an increase in silver sales volumes and average price received per ounce of silver sold (1,367,000 ounces of silver at an average of $5.48 per ounce in the 1998 quarter compared to 758,000 ounces at an average of $4.62 per ounce in the 1997 quarter). The silver sales volume increase primarily resulted from a 616,000 ounce (76.7%) increase in production in the 1998 quarter.

         Mark to market writedowns of work-in-process silver inventories and silver held for investment amounted to $1.8 million and $0.4 million in 1998 and 1997, respectively. Such writedowns, which were due to declines in the per ounce silver price during the periods, are charged against revenues.

         Cost of revenues increased $2.4 million (48.6%) (from $5.0 million in the second quarter of 1997 to $7.45 million in the second quarter of 1998) primarily due to the 76.7% increase in production in 1998, partially offset by lower net unit operating costs. Net unit operating costs decreased $.91 per ounce (16.2%) to $4.69 per ounce of silver primarily due to the increase in silver production and a 2.33 ounce per ton (10.6%) increase in average grades from 1997 to 1998 (1.4 million ounces produced from 60,184 tons at 24.31 ounces per ton in 1998 versus 0.8 million ounces from 37,867 tons at 21.98 ounces per ton in 1997) partially offset by a decrease in by-product credits of $0.30 per ounce of silver. The decrease in by-products credit per ounce of silver resulted primarily from a decrease in copper, antimony and lead prices in the 1998 quarter compared to the 1997 quarter.

         Depreciation, depletion and amortization increased by approximately $286 thousand as a result of increased production in the 1998 quarter.

         Exploration expense decreased $512 thousand in 1998 compared to 1997 primarily due to the fact that work carried out at the Pirquitas Mine in Argentina is largely being capitalized as the property is now considered to be in the development stage. As a result, approximately $2.0 million of expenditures at Pirquitas during the 1998 quarter were capitalized. This was partially offset by increased exploration expenditures at the La Joya del Sol gold property in Argentina, at the Sunshine Mine and other exploration projects.

         Selling, general and administrative expense decreased $76 thousand (5.2%) due to a variety of cost reductions.

         Interest and debt expense increased $341 thousand primarily due to the debt issued in November 1997.

THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1997

         Consolidated operating revenues increased approximately $8.2 million (82%) for the first six months of 1998 compared to the first six months of 1997 primarily due to an increase in sales volume and average price received per ounce of silver sold (2.7 million ounces of silver at an average of $5.94 per ounce in the first six months of 1998 compared to 1.7 million ounces of silver at an average of $4.92 in the same period of 1997) and the associated $638 thousand increase in by-product revenue. The increase in sales volumes primarily resulted from a 1.0 million ounce (59.6%) increase in production in 1998 compared to 1997.

         Mark to market writedowns of work-in-process silver inventories and silver bullion held for investment amounted to $963 thousand and $186 thousand in 1998 and 1997, respectively. Such writedowns are charged against revenues. The writedowns were due to declines in the per ounce silver price during the periods, from $5.945 to $5.57 between December 31, 1997 and June 30, 1998; and from $4.74 to $4.60 between December 31, 1996 and June 30, 1997.

         Cost of revenues increased $3.7 million (35%) (from $10.7 million in the first six months of 1997 to $14.4 million in the first six months of 1998) primarily due to the 59.6% increase in production in 1998, partially offset by lower net unit operating costs. Net unit operating costs decreased $.79 (14.7%) to $4.56 primarily due to the 59.6% increase in silver production (2.7 million ounces produced from 116,884 tons at 24.00 ounces per ton in 1998 versus 1.7 million ounces from 83,667 tons at 21.08 ounces per ton in 1997).

         Depreciation, depletion and amortization increased by approximately $373 thousand as a result of increased production in the 1998 period.

         Exploration expense decreased $1.8 million in 1998 compared to 1997 primarily due to the fact that work carried out at the Pirquitas Mine in Argentina is largely being capitalized as the property is now considered to be in the development stage. As a result, approximately $2.9 million of expenditures at Pirquitas during 1998 were capitalized. This was partially offset by increased exploration expenditures at the La Joya del Sol gold property in Argentina, at the Sunshine Mine and other exploration projects.

         Selling, general and administrative decreased $250 thousand (8.8%) due to a variety of cost reductions.

         Interest expense increased $666 thousand due to the debt issued in November 1997.

         Other, net increased $1.6 million due to the $1.6 million reduction of the valuation reserves previously recorded against certain investments as a result of restructuring and performance of certain investments.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1998, at Sunshine's Annual Meeting of Stockholders, for which proxies were solicited pursuant to Regulation 14A, the following nominees for director of Sunshine were elected by holders of common stock by the vote indicate.




                                                                                   Broker
      Name                                 For                  Withheld          Non-votes
      -----                                ---                  --------          ---------
G. Chris Andersen                      186,388,620              3,879,630            0
V. Dale Babbitt                        186,663,940              3,604,310            0
George M. Elvin                        186,689,158              3,579,092            0
Daniel D. Jackson                      186,658,748              3,609,502            0
Oren G. Shaffer                        186,665,490              3,602,760            0
John S. Simko                          186,680,118              3,588,132            0
Robert B. Smith, Jr.                   186,679,837              3,588,413            0



ITEM 5.  OTHER INFORMATION

         At the Company's 1999 annual meeting of shareholders, management proxies will have discretionary authority to vote on shareholder proposals that are not submitted for inclusion in the Company's proxy statement, unless the Company receives notice of those proposals on or before February 7, 1999. For matters disclosed to the Company on or before that date, management proxies may nonetheless, in certain circumstances, exercise discretionary voting pursuant to Rule 14a-4(c) under the Exchange Act of 1934.

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

                                        SUNSHINE MINING AND REFINING COMPANY


Dated:  August 3, 1998                  By:     /s/ WILLIAM W. DAVIS
                                              -------------------------
                                                    William W. Davis
                                                    Executive Vice President
                                                    and Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

    27                        Financial Data Schedule