Form 10-Q
period 1998-09-30
SUNSHINE MINING & REFINING CO
filed 1998-11-13
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For The Transition Period From                  to
                                ----------------    --------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                                                 Number of Shares Outstanding
Title of Each Class of Common Stock                  at November 12, 1998
-----------------------------------                  --------------------
  Common Stock, $.01 par value                            257,908,193

                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                            September 30      December 31
                                                                1998              1997
                                                            ------------      ------------
ASSETS

Current assets:
   Cash and cash investments                                $      2,459      $     15,985
   Silver bullion                                                  6,977             7,739
   Accounts receivable                                             4,476             2,801
   Inventories (Note 2)                                            3,856             3,627
   Other current assets                                            1,439             1,739
                                                            ------------      ------------
      Total current assets                                        19,207            31,891

Property, plant and equipment, net                                18,226            65,465
Investments and other assets                                       4,877             4,245
                                                            ------------      ------------
                         Total assets                       $     42,310      $    101,601
                                                            ============      ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                          $      2,406      $      1,351
  Accrued expenses                                                 3,288             3,581
                                                            ------------      ------------
      Total current liabilities                                    5,694             4,932

Long-term debt                                                    42,166            42,265
Accrued pension and other postretirement benefits                  5,532             5,672
Other long-term liabilities and deferred credits                   4,060             4,236

Stockholders' equity:
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      September 30, 1998 - 261,395
      December 31, 1997 - 259,818                                  2,614             2,598
  Paid-in capital                                                712,544           711,192
  Deficit                                                       (729,190)         (668,155)
                                                            ------------      ------------
                                                                 (14,032)           45,635
  Less treasury stock, at cost:
    September 30, 1998 - 4,563 shares
    December 31, 1997 - 4,586 shares                               1,110             1,139
                                                            ------------      ------------
                                                                 (15,142)           44,496
                                                            ------------      ------------
          Total liabilities and stockholders' equity        $     42,310      $    101,601
                                                            ============      ============

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            Quarter Ended                   Nine Months Ended
                                                              September                         September
                                                        1998             1997             1998             1997
                                                     -----------      -----------      -----------      -----------
Operating revenues                                   $     8,484      $     7,626      $    26,479      $    17,677
Mark to market gain (writedown)                             (906)           1,000           (1,571)             814
                                                     -----------      -----------      -----------      -----------
                                                           7,578            8,626           24,908           18,491
                                                     -----------      -----------      -----------      -----------

Costs and expenses:
   Cost of revenues                                       (7,130)          (6,590)         (21,535)         (17,293)
   Depreciation, depletion
      and amortization                                    (1,598)          (1,540)          (4,493)          (4,063)
   Impairment of mining properties                       (50,425)              --          (50,425)              --

Other income (expense)

   Exploration                                            (1,210)          (1,290)          (3,791)          (5,700)
   Selling, general and
      administrative expense                              (1,202)          (1,259)          (3,793)          (4,100)
   Interest income                                           120               66              506              475
   Interest and debt expense                              (1,732)          (1,382)          (5,142)          (4,125)
   Other, net                                              1,105               41            2,731               73
                                                     -----------      -----------      -----------      -----------
                                                          (2,919)          (3,824)          (9,489)         (13,377)
                                                     -----------      -----------      -----------      -----------
Net Income (loss)                                    $   (54,494)     $    (3,328)     $   (61,034)     $   (16,242)
                                                     ===========      ===========      ===========      ===========

Basic and fully diluted income (loss)
    per common share:                                $     (0.21)     $     (0.01)     $     (0.24)     $     (0.06)

Weighted average common shares outstanding               256,832          255,112          256,432          255,112
                                                     ===========      ===========      ===========      ===========



                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Nine Months Ended September 30
                                                                                   1998            1997
                                                                                ----------      ----------
Cash used by operating activities:
  Net Income                                                                    $  (61,034)     $  (16,242)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                                       4,493           4,063
      Impairment of mining properties                                               50,425              --
      Amortization of debt issuance costs and accretion of debt discount             1,668           1,614

      Net (increase) decrease in:
        Silver bullion                                                                 762            (695)
        Accounts receivable                                                         (1,675)           (298)
        Inventories                                                                   (229)            393
        Other assets and deferred charges                                           (2,481)             (4)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                          769            (839)
        Accrued pension and other postretirement benefits                             (140)           (115)
        Other liabilities and deferred credits                                        (147)           (649)
                                                                                ----------      ----------
    Net cash used by operations                                                     (7,589)        (12,772)
                                                                                ----------      ----------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                        (7,755)         (1,458)
  Proceeds from investments                                                          1,776           1,162
                                                                                ----------      ----------
    Net cash used by investing activities                                           (5,979)           (296)
                                                                                ----------      ----------

Cash provided (used) by financing activities:
  Proceeds from issuance of common stock upon exercise
      of stock options and warrants                                                     48              --
  Debt issuance costs                                                                   (6)           (240)
                                                                                ----------      ----------
    Net cash provided (used) by financing activities                                    42            (240)
                                                                                ----------      ----------

Increase (decrease) in cash and cash investments                                   (13,526)        (13,308)
Cash and cash investments, January 1                                                15,985          16,317
                                                                                ----------      ----------

Cash and cash investments, September 30                                         $    2,459      $    3,009
                                                                                ==========      ==========

Supplemental cash flow information -
  Interest paid in cash                                                         $    3,086      $    2,112
                                                                                ==========      ==========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the September 30, 1998 presentation. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1997.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                          September 30    December 31
                                                               1998           1997
                                                            ----------     ----------
         Precious Metals Inventories:
              Work in process                               $    2,356     $    2,171

              Finished goods                                       180            264

         Materials and supplies inventories                      1,320          1,192
                                                            ----------     ----------

                                                            $    3,856     $    3,627
                                                            ==========     ==========

3.       IMPAIRMENT OF CARRYING VALUE OF MINING PROPERTIES

         Recent drilling in the West Chance vein, the focus of current mining operations at the Sunshine Mine, may have encountered the limits of that vein's updip development potential and, therefore, reduces the size of the vein from what the Company previously expected. Based on the most recent available data, the Company believes that production from the West Chance may decline in 1999 to approximately 4 million ounces at a net cash cost of approximately $4.90 per ounce. As a result, combined with current low by-product prices and the recent decline in silver prices, the Company no longer expects to recover its investment in the Sunshine Mine. Accordingly $50.4 million of the total net book value ($59.4 million) of the mine has been written off in the third quarter of 1998. The portion of the mine written off relates primarily to property acquisitions in 1980 and 1984, and the sinking of the internal 12-Shaft in 1979. See Management's Discussion and Analysis of Financial Condition.

         The Company is continuing to evaluate the potential for expansion of the West Chance. Additionally, the Company will evaluate another system that has potential to add production in the near term, the 101 Vein. Further, the Company believes there is evidence other ore bodies exist in the deep, eastern area of the mine that could replace the West Chance, and that additional reserves and production will be added. However, the recent decline in silver prices and the Company's investment commitments at its Pirquitas Mine, along with low by-product prices, have caused the Company to defer a major exploration and development effort in this area.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                  Nine Months Ended September 30, 1998 and 1997

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 1998, the Company has invested a total of $10.7 million in exploration and development projects, principally at Pirquitas, where $6.3 million has been invested in its development program in 1998, for a total $16.2 million since its acquisition in November, 1995, together with approximately $2.1 million in recoverable Value Added Taxes. The Pirquitas investment has allowed the Company to develop a major ore reserve, which the Company believes, based on estimates by its geologists, totals more than 17 million tons of ore, containing 5.6 ounces of silver per ton, and .27 % tin, or a total of 96 million ounces of silver, and 50,800 tons of tin.

         The firms of Jacobs Engineering, Knight Piesold, and The Winters Company have been preparing a bankable feasibility study of Pirquitas which is expected to be delivered by the end of 1998. The Company expects the bankable feasibility study to confirm in large part the Company's estimates of capital and operating costs from the pre-feasibility study. The Company expects total capital requirements for the development of the mine to approximate $90-100 million, and net cash operating costs to average approximately $2.65 per ounce of silver, net of tin by-product credits. Average annual production is expected to total approximately 9.5 million ounces of silver and 3,600 tons of tin over an estimated nine year mine life, based on the current proven and probable reserves. The Company believes Pirquitas to be a very economically attractive project even at current low silver prices.

         The Company is studying various alternatives to raise the financing required to develop the mine. Recent uncertainty in world markets, along with the decline in the silver price over the second and third quarters, has had a negative impact on the apparent availability and cost of such financing.

         The decline in silver and by-products prices during the third quarter of 1998 and thereafter has caused the Company's operating cash flows to decline below the levels it had anticipated. In response, the Company has significantly curtailed its exploration and development expenditures at the Sunshine Mine, Pirquitas, and elsewhere until such time as the silver price improves or the Company raises additional capital.

         At the end of the third quarter the Company had total working capital of $13.5 million, including silver bullion held for investment totaling $7.0 million, valued at $5.32 per ounce (the September 30, 1998 closing price). The Company's cash flow and working capital balances are highly leveraged to the silver price. At the current silver price, additional capital will be required to assure adequate liquidity for operations in the foreseeable future.

         The Company is in discussions to raise an additional $10-15 million in capital for general corporate purposes, including continuing the development of Pirquitas, continuing exploration work at the Sunshine Mine and its other exploration projects, and assuring adequate liquidity for the foreseeable future. Such an offering could be in the form of common or preferred stock, convertible debt, or other securities.

         Further impacting the Company's projected liquidity, drilling updip in the West Chance reserve area has shown disappointing results, and may have substantially defined the updip limits of this reserve. Based on the most recent engineering data, West Chance production in 1999 will decline to approximately 4 million ounces at a net cash cost of approximately $4.90.

          The Company is evaluating another system, the 101 Vein, which has potential to add production in the near term, and which could improve the production and cash cost outlook for 1999. On the 4600 level, drifting and subsequent drilling on the 101 Vein established a reserve block with a grade of
28.6 ounces of silver per ton. Drilling outside the reserve block has indicated further extensions of high-grade material. The Company's geologists believe the 101 Vein has the potential to host an ore deposit comparable to or greater than the West Chance vein.

         Longer term, the eastern area of the Sunshine Mine is expected to be the source of future production. Prior to 1972, drifting on the 5000 level of the Chester vein encountered ore-grade mineralization in the Good Hope area. Three small reserve blocks with mine grades up to 103.5 ounces of silver per ton were established. It is believed that drilling below the 5000 level in the Good Hope area could delineate a major extension of the Chester vein, which previously produced over 100 million ounces of silver.

         While the Company is optimistic additional sources of reserves and production will be found in the mine, given $5.00 per ounce silver and current by-product prices and expected net cash costs, the Company does not believe that it will recover its investment in the Sunshine Mine. The Company has, therefore, determined to write-off $50.4 million of its investment in the Sunshine Mine in the third quarter of 1998.

          Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. Such statements address future plans, objectives, expectations, and events or conditions concerning various matters such as mining exploration, capital expenditures, earnings, litigation, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including with limitation, actual results of exploration, silver prices, imprecision of reserve estimates, future economic conditions, regulations, competition, and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first nine months of 1998 was $7.6 million compared to $12.8 million in the first nine months of 1997. The $5.2 million decrease was primarily due to a reduction in cash operating loss to $4.4 million in the first nine months of 1998 compared to $10.6 million in the first nine months of 1997, partially offset by changes in working capital components. The improvement in cash operating loss resulted primarily from increased silver production and an increase in the average per ounce silver price received for silver sold. Accounts receivable increased primarily due to increased sales volumes. Investments increased primarily due to the reduction in the valuation reserve previously booked against certain investments, partially offset by investment sales.

         Investing activities in the first nine months of 1998 used approximately $6.0 million of cash including $5.7 million for the development of Pirquitas (not including $600 thousand of associated value added tax paid and recoverable after mining operations commence at Pirquitas, which is included in other assets), $1.7 million of capital expenditures at the Sunshine Mine and $400 thousand of other capital expenditures, partially offset by $1.8 million of proceeds from sale of investments.

Impact of Year 2000

         The Company has identified only one computer program that it currently uses that would recognize a date using "00" as the year 2000, but "01" as the year 1901 rather than 2001. The Company has reviewed its options to remedy this problem and believes this can be accomplished timely and at a cost that is not material.

         The Company has contacted its significant vendors, suppliers, customers and other third parties as to their Year 2000 exposure and compliance. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         Consolidated operating revenues increased approximately $858 thousand (11%) for the third quarter of 1998 compared to the third quarter of 1997. The increase in operating revenues primarily resulted from an increase in silver sales volumes and average price received per ounce of silver sold (1,382,000 ounces of silver at an average of $5.26 per ounce in the 1998 quarter compared to 1,309,000 ounces at an average of $4.78 per ounce in the 1997 quarter), partially offset by reduced by-product revenue. The silver sales volume increase primarily resulted from a 264,000 ounce (22%) increase in production in the 1998 quarter.

         Mark to market writedown of work-in-process silver inventories and silver held for investment amounted to $906 thousand in 1998 compared to a $1.0 million mark to market gain in the 1997 quarter. The writedown, which was due to declines in the per ounce silver price during the 1998 period, was charged against revenues.

         Cost of revenues increased $540 thousand (8.2%) (from $6.6 million in the third quarter of 1997 to $7.1 million in the third quarter of 1998) primarily due to the 22% increase in production in 1998. Silver production amounted to 1.45 million ounces produced from 62,250 tons at 24.06 ounces per ton in 1998 compared to 1.19 million ounces from 47,418 tons at 25.92 ounces per ton in 1997. Net unit operating costs increased $.33 per ounce (8%) to $4.41 per ounce of silver primarily due to a decrease in by-product credits of $.37 per ounce of silver, partially offset by a reduction in operating costs per ounce of silver produced. The decrease in by-products credit per ounce of silver resulted primarily from a decrease in copper, antimony and lead prices in the 1998 quarter compared to the 1997 quarter.

         Depreciation, depletion and amortization increased by approximately $58 thousand as a result of increased production in the 1998 quarter partially offset by lower depletion rates due to increased silver reserves at January 1, 1998 compared to January 1, 1997.

         The 1998 period reflects a $50.4 million charge as an impairment writedown of the Sunshine Mine. See Footnote 3.

         Exploration expense decreased $80 thousand in 1998 compared to 1997 primarily due to the fact that work carried out at the Pirquitas Mine in Argentina is largely being capitalized as the property is now considered to be in the development stage. As a result, approximately $2.8 million of expenditures for Pirquitas during the 1998 quarter were capitalized. This was partially offset by increased exploration expenditures at the La Joya del Sol gold property in Argentina, at the Sunshine Mine and other exploration projects.

         Selling, general and administrative expense decreased $57 thousand (4.5%) due to a variety of cost reductions.

         Interest and debt expense increased $350 thousand primarily due to the debt issued in November 1997.

         Other, net of $1.1 million in the 1998 quarter resulted from proceeds received from settlement of certain litigation.

THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Consolidated operating revenues increased approximately $8.8 million (49.8%) for the first nine months of 1998 compared to the first nine months of 1997 primarily due to an increase in sales volume and average price received per ounce of silver sold (4.1 million ounces of silver at an average of $5.54 per ounce in the first nine months of 1998 compared to 3.0 million ounces of silver at an average of $4.86 in the same period of 1997) and the associated $312 thousand increase in by-product revenue. The increase in sales volumes primarily resulted from a 1.3 million ounce (44.3%) increase in production in 1998 compared to 1997.

         Mark to market writedown of work-in-process silver inventories and silver bullion held for investment amounted to $1.6 million in 1998 compared to a $814 thousand gain in 1997. The writedown was due to declines in the per ounce silver price from $5.945 to $5.32 between December 31, 1997 and September 30, 1998. The 1997 gain was due to the increase from $4.74 to $5.19 per ounce of silver between December 31, 1996 and September 30, 1997.

         Cost of revenues increased $4.2 million (24.5%) (from $17.3 million in the first nine months of 1997 to $21.5 million in the first nine months of 1998) primarily due to the 44.3% increase in production in 1998, partially offset by lower net unit operating costs. Net unit operating costs decreased $.40 (8%) to $4.49 per ounce of silver primarily due to the 44.3% increase in silver production (4.2 million ounces produced from 179,134 tons at 24.02 ounces per ton in 1998 versus 2.9 million ounces from 131,085 tons at 22.83 ounces per ton in 1997).

         Depreciation, depletion and amortization increased by approximately $430 thousand as a result of increased production in the 1998 period, partially offset by lower depletion rates.

         The 1998 period reflects a $50.4 million charge as an impairment writedown of the Sunshine Mine. See Footnote 3.

         Exploration expense decreased $1.9 million in 1998 compared to 1997 primarily due to the fact that work carried out at the Pirquitas Mine in Argentina is largely being capitalized as the property is now considered to be in the development stage. As a result, approximately $5.7 million of expenditures for Pirquitas during 1998 were capitalized. This was partially offset by increased exploration expenditures at the La Joya del Sol gold property in Argentina, at the Sunshine Mine and other exploration projects.

         Selling, general and administrative decreased $307 thousand (7.5%) due to a variety of cost reductions.

         Interest expense increased $1.0 million due to the debt issued in November 1997.

         Other, net increased $2.7 million due to a $1.1 million net gain for proceeds received from settlement of certain litigation and the $1.6 million reduction of the valuation reserves previously recorded against certain investments as a result of restructuring and performance of certain investments.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              On September 30, 1998, the United States District Court for the District of Idaho granted the Company's Motion for Partial Summary Judgment limiting the United State's potential natural resource damage claims in the Coeur d'Alene River Basin of Northern Idaho to the 21 square mile Bunker Hill Superfund Site.

              The effect of the ruling substantially limits the government's claim for damages from a 1500 square mile site to the 21 square mile Bunker Hill Superfund Site, within which the Company has, pursuant to a Consent Decree with other defendants, been engaged in clean-up operations.

              The United States is seeking an interlocutory appeal of the order to which the Company and other defendants have objected as being unwarranted.

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

                                     SUNSHINE MINING AND REFINING COMPANY


Dated:  October , 1998               By: /s/ WILLIAM W. DAVIS
                                        -------------------------
                                         William W. Davis
                                         Executive Vice President
                                         and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------
    27             Financial Data Schedule