Form 10-K405
period 1998-12-31
SUNSHINE MINING & REFINING CO
filed 1999-03-12
CIK 833376

                           ===========================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM            TO

                           ---------------------------

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

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant at March 10, 1999 was $146,030,019. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

          TITLE OF EACH CLASS             NUMBER OF SHARES OUTSTANDING
            OF COMMON STOCK                     AT MARCH 10, 1999
            ---------------                     -----------------

     Common Stock, $0.01 par value                 259,608,923

                       DOCUMENTS INCORPORATED BY REFERENCE

         Sunshine Mining and Refining Company's Definitive Proxy Statement for its Annual Meeting to be held May 24, 1999 (Part III).

                           ===========================

                                     PART I

1.       BUSINESS.

GENERAL

         Sunshine Mining and Refining Company ("Sunshine" or the "Company") is primarily engaged in mining silver. The Company owns the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho and the Pirquitas Mine in the Ouray Province of northwest Argentina and leases the Revenue-Virginius Mine in the Ouray District of southwest Colorado. The Sunshine Mine produced 5.8 million ounces of silver in 1998, and is forecast to produce approximately 5.5 million ounces of silver in 1999. Pirquitas is in the final stage of a bankable feasibility study with proven and probable silver reserves presently estimated at 101 million ounces. The Revenue-Virginius is undergoing an internal feasibility study. Total proven and probable silver reserves at those three properties were estimated to be 144.6 million ounces at December 31, 1998.

         The Sunshine Mine began operations in 1884 and has produced in excess of 350 million ounces of silver since that time. The mine also produces significant amounts of copper, lead and antimony as by-products. The Sunshine Mine has substantially increased production in recent years, achieving full production in the fourth quarter of 1997 for the first time since 1990. This has resulted in a substantial reduction in unit costs as fixed costs have been spread over a larger production figure. Recent production history of the mine is as follows:

                                                Sunshine Mine Production
                                           ---------------------------------
                                            1998     1997     1996    1995
                                           ------   ------   ------   ------
Ounces production (millions)                  5.8      4.3      2.6      1.7
Net cash cost per ounce                    $ 4.43   $ 4.50   $ 6.12   $ 6.61

         The decrease in net cash costs per ounce from 1997 to 1998 does not fully reflect the improvement in operating costs attained, due to significant declines in prices received for copper, lead and antimony by-products, whose sales are credited against production costs for purposes of calculating net cash cost per ounce.

         At the end of the third quarter of 1998, the Company wrote off a substantial amount of its investment ($50.4 million out of a total of $59.4 million) in the Sunshine Mine. The writedown was taken at that time due to continued low silver prices and the decline in prices for the Company's by-product metals, which effectively increased the net cash cost of production. Additionally, at that time, the Company had just reduced its production forecast for the years 1999 and 2000, due to limits on the updip extension of the West Chance Vein, which limits had just been identified in exploration and development work. Since that time, the Company's production forecast for those periods has been revised significantly upwards, as downdip extensions of the West Chance Vein have been identified as economic and other veins have been identified as containing economic ore which can be accessed in 1999 and 2000.

         Sunshine's share of silver reserves at the Sunshine Mine as of December 31, 1998 were estimated to be 1.55 million tons of ore with an average grade of
23.6 ounces of silver per ton (after adjustment for mining dilution), containing
36.6 million ounces of silver. Metallurgical recoveries at the Sunshine Mine typically approximate 97% of the contained silver. The proven and probable reserves at the Sunshine Mine have historically totaled approximately 4 to 7 years of annual production. Over its history, exploration and development activities have maintained reserves by finding new ore to replace that which was produced each year. Management believes this will continue for the foreseeable future, as studies have delineated several areas of favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore-bearing structures project into favorable lithologic units. Further exploration is necessary to quantify the contained ore, but the magnitude of the contained ore could approximate the historic production from the major veins.

         The mine plan at the Sunshine Mine for 1999 forecasts production of approximately 5.5 million ounces of silver, and a similar amount in 2000.

         The Company acquired the Pirquitas Mine in November 1995, and since that time has conducted an active exploration and metallurgical testwork program. The Company commissioned a bankable feasibility study of the property in early 1998, which is nearing completion at this time. Preliminarily, the study has estimated that the property can be developed for approximately $120 million, and would produce annually approximately 8.2 million ounces of silver and 7.1 million pounds of tin. The estimated net cash cost of production of an ounce of silver is projected to be approximately $2.00. Assuming a $5.50 silver price and a tin price of $2.54 per pound, proven and probable reserves are presently estimated to be 20 million tons of ore at an average grade of 5 ounces per ton silver (18 million tonnes at an average grade of 172 grams per tonne silver), 0.29% tin and 0.48% zinc. The Company estimates that contained metal in the proven and probable reserves totals 101 million ounces of silver, 116 million pounds of tin and 194 million pounds of zinc. The Company expects future development and exploration work at the site will expand these reserves.

         In January, 1999, the Company and its consultants began a process to optimize the feasibility study which is expected to examine options to increase production, reduce costs, and increase reserves. Upon completion of this work the Company will evaluate its alternatives with respect to financing the development of this property. Given current market conditions, including the price of silver, and the Company's financial resources, no assurance as to the availability of such financing can be given. As a result, the Company may consider a merger with a company with greater financial resources to develop the property, consider a sale of all or some portion of the property or defer development until silver prices improve.

         At the Revenue-Virginius Mine, the Company estimates reserves of 260 thousand tons of ore containing 6.2 million ounces of silver at a grade of 23.9 ounces per ton. The ore is also estimated to contain .06 ounces per ton gold and 5.89% combined lead, zinc and copper. The property was operated from about 1880 until 1912, when it was closed due to a mill fire.

         Based on work to date, the Company believes that the property can be reopened at a production rate of approximately 2.5-3 million ounces per year following a $12-15 million capital investment. Net cash costs of production are estimated to be approximately $4 per ounce. Several veins carry the mineralized values, and many of the veins have been traced for long distances onto other properties. Therefore, the Company believes it reasonable to assume that a significant mineralized inventory in addition to the above reserves can be inferred. A drilling program to identify additional reserves is pending.

         As more than 80% of the Company's operating revenues is derived from the sale of silver, the Company's earnings are directly related to the price of silver, which has been depressed since 1985. As a result, the Company has reported operating losses and negative cash flow from operations since that time. The Company's strategy is to add sufficient low cost silver production to be profitable at prices for silver which have prevailed in recent years, while also positioning the Company to benefit from an expected improvement in silver prices. Should the Company not succeed in adding such low cost production and there is no substantial improvement in the silver price, the Company will continue to report operating losses and negative cash flow.

         The accuracy of any forward looking statements and other similar statements contained herein regarding production, reserves, mineralized materials and cash costs at the Pirquitas Mine, the Sunshine Mine and the Revenue-Virginius Mine will depend upon the actual grade, quantity and other qualities of recoverable reserves and resources, which may differ from current estimates. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, by-product prices, imprecision of reserve estimates, future economic conditions, regulations, competition, and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

         For information regarding Sunshine's business, certain classes of products or services and sales to certain significant customers, see Notes 1, 11 and 12 of Notes to Consolidated Financial Statements included elsewhere herein.

         Sunshine was originally incorporated in 1918 and is currently incorporated under the laws of the state of Delaware. The Company maintains its principal executive offices at 877 West Main Street, Suite 600, Boise, Idaho 83702.

SILVER SUPPLY, DEMAND, AND PRICES

         According to studies published by the Silver Institute in its World Silver Survey (prepared by Gold Fields Mineral Services Ltd.) and by CPM Group (precious metal industry consultants), new silver production since 1990 has been far below total demand for silver. This gap between new supply and demand has been bridged by the availability of a large surplus of silver inventories generated in the aftermath of the major increase in silver prices in 1979-1983. The availability of these inventories has kept silver prices at depressed levels. According to these same studies, the silver inventories worldwide have now been greatly diminished.

          In the first quarter of 1998, silver prices increased to their highest levels in over 10 years in response to concerns about supply availability, as Berkshire Hathaway Incorporated announced an investment in 129.7 million ounces of silver bullion. However silver prices declined over the last three quarters of 1998, averaging $4.92 per ounce in the fourth quarter of 1998. Based on the above cited industry reports, the Company believes physical availability of silver will continue to tighten as available inventories are consumed and this will eventually have a major positive impact on the silver price.

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

         The Company's wholly owned subsidiary, Sunshine Precious Metals, Inc. ("SPMI"), owns substantially all of the mining claims comprising the Sunshine Mine. Electrical power is supplied by a public utility from two sources. The facilities are in good and operable condition and access to the property is by paved roads maintained by the county.

          The Sunshine Mine is a primary silver-producing underground mine which began operations in 1884 and has produced over 350 million ounces of silver since that time. The underground workings consist of multiple levels developed off the Jewell shaft, the main production shaft. It extends from the surface to a depth of over 4,000 feet and is complemented by other interior shafts which develop levels as deep as 5600 feet. The mine covers over 10 square miles at the surface, and contains more than 100 miles of underground workings. Mining operations are currently focused in the western area of the mine, in a vein called the West Chance, at depths from above the 2700-foot level (2700 feet below the collar of the Jewell shaft) to below the 3700-foot level.

         The ore extracted from the Sunshine Mine is introduced to the 1,000-ton-per-day flotation concentrator, which produces two concentrates, a high-grade silver concentrate which is transferred to the antimony refinery for antimony removal, and a lead concentrate which is shipped directly to a smelter for further processing.

         After antimony removal, the silver concentrate can be either transferred to the Company's silver refinery for recovery of silver and copper, or sold to a commercial smelter. Factors which influence Sunshine's decision to refine its products internally or sell them to a smelter include levels of production, costs of reagents and available smelter contract terms. The refinery was designed and built to recover up to 8.0 million ounces of silver from concentrates annually. Sunshine suspended operations at the silver refinery in 1995 pending higher levels of available feed, and began shipping its silver concentrate to a smelter at that time. Until a decision is made to reopen the refinery, Sunshine will continue to sell its silver-copper concentrates to a nearby smelter for processing. The Company's sales to the third party smelters are under long-term contracts, generally for a period of at least one year, cancelable by either party after one year upon thirty days notice. The Company employs no sales force. Management believes that suspension of refinery operations has not had a material impact on Sunshine's results of operations or cash flows.

         Ore and metals produced at the Sunshine Mine during 1998, 1997 and 1996, respectively, were as follows:

                                            1998            1997        1996
                                         ----------       ---------   ---------
              Tons of Ore...............    247,866         183,404     120,910
              Metals Recovered:
                   Ounces of Silver.....  5,806,468       4,253,315   2,577,895
                   Pounds of Copper.....  1,273,318         884,124     671,701
                   Pounds of Antimony...  1,078,460         785,897     534,013
                   Pounds of Lead....... 12,001,080       9,203,907   2,546,852

         These metals were recovered from ore containing an average of 24.17,
23.95 and 22.04 ounces of silver per ton, in 1998, 1997 and 1996, respectively. Metallurgical recoveries were 97% of the contained silver, 97% of the contained copper and 92.5% of the contained lead.

         Production increased substantially in 1997 and again in 1998 as the Company completed development of the West Chance ore body. By the end of 1997, and substantially all of 1998, the mine was operating at or near its rated capacity of approximately 1,000 tons of ore per day. It is expected that most of the Company's production during 1999 and 2000 will be from the West Chance, with production being supplemented from other systems to the east.

         The Sunshine Mine's proven and probable ore reserves were estimated by the Company's technical personnel at January 1, 1999, to be 1.58 million tons of ore containing 37.4 million ounces of silver and 14.2 million pounds of copper. The weighted average ore grades, adjusted for mining dilution, but not adjusted for metallurgical recoveries, are 23.6 ounces per ton silver and 0.45 percent copper. Lead reserves are calculated only for the West Chance vein, and it contains 23.3 million pounds of lead at a grade of 2.17 percent.

         During the three years ended December 31, 1998, the Sunshine Mine accounted for all of the Company's silver production, and approximately 26% of the Company's silver reserves at December 31, 1998. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

         Exploration activity in the future will focus on a number of vein systems in the eastern area of the mine. In particular, a plan is being prepared to test the deep extension of three systems, the 101 Vein, the Yankee Girl Vein and the Chester Vein. The 1995 acquisition of the ConSil property, on the eastern flank of the workings of the Sunshine Mine, was done to facilitate evaluation and development of these and other veins. A shaft on the property extends from the surface to a depth of 5400 feet and connects to the Sunshine's eastern workings on the 3100 level serving as the Sunshine Mine's secondary escapeway. Access from this shaft to these exploration areas will be important in their future exploration and development

          The proven and probable reserves at the Sunshine Mine have historically totaled approximately 4 to 7 years of annual production. Over the mine's history, exploration and development activity have maintained reserves by finding new ore to replace that which was produced each year. Management believes this will continue for the foreseeable future as studies have delineated several areas of favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore-bearing structures project into favorable lithologic units. Further exploration is necessary to quantify the contained ore, but the magnitude of the contained ore could approximate the historic production from the major veins.

         The hourly employees at the Sunshine Mine are represented by the United Steelworkers of America (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "Unions"). Effective May 1, 1994, the Unions and SPMI entered into new six-year labor agreements. The salient features of the agreements are (1) continuation of the flexible wage scale making wages variable with silver prices, with some increase in direct hourly wages; (2) the ability of either party to reopen negotiations on wages and benefits at the end of the third year, subject to mandatory interest arbitration if agreement is not reached; and (3) an increase in pension benefits in exchange for the elimination of Company provided retiree medical benefits for the current work force. In February 1997, the Unions notified SPMI that they were exercising their option to reopen negotiations on wages and benefits. The Company and the Unions arrived at an arbitrated agreement on wages and benefits, retroactive to May 1, 1997, in May 1998. The contract will expire on May 1, 2000.

PIRQUITAS

         The Pirquitas property was acquired by the Company in November 1995. Pirquitas is located in the Puna de Atacama of northwestern Argentina in the province of Jujuy at an elevation of over 14,000 feet. The nearest major city is the provincial capital, San Salvador de Jujuy, which is about 355 km southeast of Pirquitas. The Chilean and Bolivian borders lie 50 km west and 60 km to the north, respectively.

         The Company feels that recent political and economic changes in Argentina, designed to incentivize foreign investment, particularly in the mining industry, have made the country an extremely attractive target for mining investment. The country has privatized many state-owned enterprises, and has implemented reforms to many previously state-controlled activities, including mineral exploration and development. A program of fiscal stability has brought down inflation. Guarantees to foreign investors include parity of treatment with Argentine nationals, a freely-exchangeable currency, tax-stabilization programs and complete freedom to expatriate profits.

         Pirquitas is Argentina's largest historic producer of silver and tin, with 27 million ounces of silver production and 20 thousand tonnes (metric tons) of tin production from its underground workings between 1936 and 1990. Historic production was confined to a system of closely-spaced sheeted veins. The Company is developing the property to be a large, low-cost, open-pit silver, tin and zinc producer. The Company has only recently recognized the zinc potential of the property, and a zinc "halo" surrounding the core silver-tin minerals will be one of the factors addressed in the optimization review of the feasibility study currently underway.

         Pirquitas represents the southernmost known economic deposit associated with the Bolivian tin belt which extends in an arc from Peru to Argentina. The southernmost Bolivian tin deposits show an increase in silver content, whereas silver is negligible in the tin occurrences of northern Bolivia. Tin belt mineralization occurs in veins, stockworks, breccias, disseminations and mantos. The majority of deposits are associated with small stocks 1-2 km in diameter, exhibiting many characteristics of porphyry copper systems.

         The Company is currently finalizing a feasibility study regarding the projected financial and operating results of the property for purposes of financing its development. The feasibility study has estimated ore reserves at the property to be 18 million metric tonnes (20.1 million short tons) containing
171.6 grams of silver per tonne (5.01 ounces per short ton) containing 101 million ounces of silver. In addition, the ore grades 0.29% tin and 0.48% zinc, containing 116.4 million pounds of tin and 194 million pounds of zinc. The ore body is open to the east, west and at depth, and numerous old workings visible from the surface indicate other mineralized areas on the property may host additional reserves.

         The reserves have been adjusted for anticipated mine dilution. Metallurgical recoveries are estimated to be 80% for silver, 63% for tin and 45% for zinc.

          The total investment at the property to date is approximately $17.1 million, of which the $1.7 million purchase price has been capitalized, $7.1 million has been charged to exploration expense and $8.3 million has been capitalized as development costs. In addition, $1.7 million has been paid as recoverable Value Added Taxes, which are carried as other assets. The property has been considered in the development stage since January 1, 1998.

         The feasibility study is based on a mining rate of 5,000 metric tonnes (5,500 short tons) per day. The estimated capital cost for the processing facilities, pre-strip, haulage fleet, infrastructure and other capital items at that rate of production is estimated to be approximately $120 million. At that production rate, annual production over the mine life of the deposit to be developed amounts to approximately 8.2 million ounces of silver, 7.1 million pounds of tin and 8.5 million pounds of zinc. The net cash cost of producing an ounce of silver is projected to average approximately $2.00 per ounce.

          The feasibility study is currently being optimized and a higher production rate of 6,000 metric tonnes (6,600 short tons) per day is being evaluated. Also being examined are opportunities for adding reserves in areas previously considered to be waste, improving metallurgical recoveries and concentrate grades for silver and reducing capital costs by contract mining.

         Upon completion of the optimization of the feasibility study, the Company will review available options to finance development of the property. No assurance can be given at this time with regard to the availability of such financing. Therefore, the Company may consider other options including a merger with a company with greater financial resources, a sale of a portion or all of the property or a sale of a significant equity interest in the Company or the subsidiary that holds Pirquitas. It may also defer development of the property until silver prices improve.

         The availability of professional and skilled labor is limited in the regional market surrounding Pirquitas. It will be necessary to recruit these workers on a national and, in some cases, an international basis. The Company anticipates that it can fill much of its other labor requirements from the local workforce although a significant effort in training will be needed. Argentina requires all mine labor (non-professional) to be represented by the Argentine Mine Workers Association (a national union). Local labor agreements must meet minimum guidelines established through negotiation between the union and mine owners as represented by the Argentine Association of Mine Entrepreneurs and Argentine Chamber of Mining and Metallurgy. Sunshine has held preliminary discussions with the Argentine Association of Mine Workers (the National Union) and they have expressed a willingness to accommodate the special requirements imposed by a remote work location.

         There is good access to the Pirquitas mine site despite its relatively isolated location. The project is reached via an 80 mile improved gravel road from the town of Abra Pampa. This road is suitable for current activities but will require some upgrading during the construction and operation phases.

         It is anticipated that the 5.1 megawatt power demand at Pirquitas will be satisfied by six medium-speed diesel generating sets, with four of these operating at any given time. Housing for the 400-500 employees on site will be provided in dormitory type units, with a camp kitchen and dining room, clinic, laundry and recreational facilities also included.

         The Company currently believes the operation will produce an annual average of 17,000 tons of silver concentrate, 6,400 tons of tin concentrate and 8,000 tons of zinc concentrate over its 10-year mine life. A number of offshore smelters have expressed an interest in the concentrates, and favorable terms should be available.

         The preliminary capital cost estimate of $120 million to develop the project includes $80 million in direct equipment, materials and construction labor, $15 million in construction management and temporary facilities, $10 million in engineering, procurement, freight and insurance and $15 million in pre-stripping and other owner's costs.

REVENUE-VIRGINIUS MINE

         The Revenue-Virginius Mine is an underground silver mine located eight miles southwest of the town of Ouray in southwestern Colorado. It also contains significant gold and base metals. The mine has been largely inactive since a mill fire in 1912 resulted in the closure of the operation. Most production records on the property are missing; however, records which remain indicate production between 1895 and 1906 totaling 14.5 million ounces of silver, 123 thousand ounces of gold and 63 million pounds of lead from one series of veins. Sunshine controls the property under a mining lease calling for minimal property payments and work commitments. The property currently contains reserves estimated to be approximately 6.2 million ounces of silver.

         Several veins carry the mineralized values, and many of the veins have been traced for long distances onto other properties. Therefore, the Company believes it reasonable to assume that a significant mineralized inventory in addition to the above reserves can be inferred. Based on initial pre-feasibility work, the Company believes the property could produce 2.5-3.0 million ounces of silver annually at a net cash cost of approximately $4.00 per ounce, following a capital investment of $12-15 million. Repair work to access the underground veins for exploration and development was completed in 1998. A drilling program designed to increase the proven and probable reserves to a level which would justify the capital commitment is pending.

OTHER EXPLORATION

         The Company controls approximately 81 thousand acres of exploration property in Argentina in addition to the above properties, and properties in the states of Washington and Nevada which it believes are prospective for silver. As budgets and personnel availability allow, the Company intends to do reconnaissance work on these properties in 1999.

MARKETING

         The Company's primary product at the Sunshine Mine can be either refined silver which is sold to industrial customers or precious metals dealers, or silver-copper and lead-silver concentrates which are sold to smelters. Prices received for refined silver are based on market prices at the time of shipment. Prices received for the silver-copper concentrate are based on average prices for silver and copper during a quotational period shortly after shipment. The Company bases its decisions on whether to refine its silver-copper concentrates internally or sell them to a smelter based on internal production costs versus available smelter contract terms. All lead-silver concentrates are sold to smelters, with prices for contained lead and silver based on a quotational period shortly after shipment. The Company's refined silver, antimony and copper products are generally marketed directly to metals dealers or industrial customers. See Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

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

         The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's operations, or may cause material changes or delays in the Company's intended activities. Currently, the Company does not expect to incur any material capital expenditures associated with environmental regulations (such as expenditures for relevant control facilities) during the fiscal year 1999. See Note 10 of Notes to Consolidated Financial Statements included elsewhere herein; and "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS." The Company also does not anticipate any material effect from compliance with environmental, health and safety laws, regulations and ordinances.

EMPLOYEES

         At December 31, 1998, Sunshine and its subsidiaries, including SPMI, employed approximately 335 persons; 306 of whom are located at the Kellogg facilities. SEE "ITEM 1. BUSINESS. THE SUNSHINE MINE AND REFINERY COMPLEX."

GLOSSARY OF CERTAIN MINING TERMS

ASSAY - To analyze the proportions of metals in ore, to test an ore or mineral for composition, purity, weight, or other properties of commercial interest. The word "assay" also refers to the test or analysis itself.

CONCENTRATE - a product containing the valuable metal and from which most of the waste material in the ore has been eliminated.

DILUTION - An estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

DRIFT - An underground horizontal passage which provides access to a mineralized area.

DRILL INTERCEPT - The distance from the initial contact by a drill hole of a mineralized zone or vein to the drill hole's exit from that zone or vein.

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

STOPE - An opening or workplace in an underground mine excavated for the purpose of extracting ore.

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

         At the Bunker Hill Superfund Site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the "Smelter Area") and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville and Pinehurst, Idaho encompassed by the Site (the "Residential Areas"). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to continue for another three to four years. The Company currently has accrued $2.4 million for its (including SPMI's) share (12.4%) of the estimated remaining remediation costs at December 31, 1998.

         On November 17, 1994, the United States District Court for the District of Idaho entered a Consent Decree containing the terms of this agreement. The liability for remediation costs under the consent decree is joint and several. Thus, if any other settling party (or parties) does not comply with the consent decree, the exposure for the Company and SPMI could increase proportionately. The parties have reserved their claims and defenses with respect to natural resource damages, except for the State of Idaho which has agreed that its claim has been settled.

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

         The United States has been granted an interlocutory appeal of the order to the Ninth Circuit Court of Appeals.

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

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Sunshine's fiscal year ended December 31, 1998.

                                     PART II

5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Sunshine's Common Stock is listed for trading on the New York Stock Exchange (symbol "SSC"). Sunshine currently does not pay cash dividends on its Common Stock and has not paid any since the third quarter of 1981. At March 10, 1999, Sunshine had approximately 30,000 holders of record of its Common Stock. On March 10, 1999, the closing price of the Common Stock price as reported on the New York Stock Exchange, Inc. ("NYSE") Composite Transactions was $0.5625.

         Presently, the Company does not intend to pay cash dividends. Also, pursuant to restrictions imposed by the Company's outstanding debt securities at December 31, 1998, the Company could not pay cash dividends on shares of its Common Stock.

         The following table sets forth the range of high and low sales prices for the Common Stock as reported on the NYSE composite tape for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                              1998 QUARTERS            1997 QUARTERS
                         -------------------------------------------------
                            HIGH         LOW         HIGH         LOW
--------------------------------------------------------------------------
1st Quarter                 1 11/16      7/8         1 1/4        3/4
--------------------------------------------------------------------------
2nd Quarter                 1 7/16       7/8          15/16       5/8
--------------------------------------------------------------------------
3rd Quarter                 1            5/8         1 1/8        5/8
--------------------------------------------------------------------------
4th Quarter                 1            1/2         1 1/8       49/64
--------------------------------------------------------------------------

CONTINUED NYSE LISTING

         As a result of the impairment write down of the Sunshine Mine in the third quarter (see Note 3 of Notes to Consolidated Financial Statements), the Company fell below the NYSE continued listing criteria. The NYSE has requested advice from the Company as to what definitive action it plans to take in order to bring the Company into compliance with original listing standards. The Company will present an action plan in April 1999 to bring it into compliance within eighteen months. The plan is subject to NYSE approval.

WARRANTS

         The Company's March 9, 1999 and May 22, 2001 common stock purchase warrants are traded on the NASDAQ National Market System (symbols "SILVW"and "SILVZ") with high and low sales prices as reported by NASDAQ during 1998 of $0.75 and $0.016; and $0.8125 and $0.0625, respectively. The March 9, 1999 warrants have now expired.

RECENT FINANCING

         On January 28, 1999, the Company completed a private placement of $6.0 million initial principal amount of its 5% Convertible Notes due January 28, 2001. The notes were sold to Elliott Associates, L.P. and Westgate International, L.P. in reliance upon Section 4(2) of the Securities Act of 1933, as amended, since the purchasers were sophisticated investors and there was no public offering. For additional information regarding the terms of the notes, see the discussion under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES -- RECENT FINANCINGS."

6.       SELECTED FINANCIAL DATA.

         The following table sets forth summary historical financial information of Sunshine as of the dates and the periods indicated in the table below. All amounts are in thousands, except price and production statistics and per share amounts.

                                                                                  YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------------
                                                           1998(2)          1997         1996(3)        1995            1994(4)
                                                        -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Operating revenues ...................................  $     34,668   $     24,993   $     15,315   $     15,623    $     17,732
Mark to market gains (losses) ........................        (2,588)         1,859         (1,101)           911            (320)
                                                        ------------   ------------   ------------   ------------    ------------
    Total revenues ...................................        32,080         26,852         14,214         16,534          17,412

Net loss .............................................       (64,845)       (19,308)       (25,902)       (15,483)         (4,923)
Income (loss) applicable to common shares ............       (64,845)       (19,308)        11,600        (25,572)        (15,383)
Basic and diluted income (loss) per common share:
    Net income (loss) ................................          (.25)          (.08)           .05           (.13)           (.08)
Weighted average common shares .......................       256,871        255,137        222,584        193,044         185,634

PRICE AND PRODUCTION STATISTICS:

Average silver price received ........................  $       5.47   $       5.02   $       5.11   $       5.20    $       5.29
Tons .................................................       247,866        183,404        120,910        101,240         107,056
Silver grade (ounces per ton) ........................         24.17          23.95          22.04          17.66           20.08
Silver ounces ........................................     5,806,468      4,253,315      2,577,895      1,731,714       2,079,290
Cash cost per ounce(1) ...............................  $       4.43   $       4.50   $       6.12   $       6.61    $       5.83

BALANCE SHEET DATA:

Cash and cash investments ............................  $      1,412   $     15,985   $     16,317   $     12,837    $     26,581
Working capital ......................................         9,716         26,959         25,559         23,550          38,537
Total assets .........................................        39,897        101,601        105,486        101,134         116,657
Long-term debt and capital lease obligations .........        42,597         42,265         25,780          1,519           1,519
Stockholders' equity (deficit):
    Preferred Stock ..................................            --             --             --         82,268          80,707
    Other ............................................       (17,466)        44,496         63,598          2,814          19,701
Book value per common share ..........................          (.07)           .17            .25           (.22)           (.10)
    Common shares outstanding ........................       259,408        255,232        254,981        193,096         192,995

(1) Cash cost per ounce includes all expenditures (other than exploration costs and capital expenditures) related to the operation of the Sunshine Mine and Refinery Complex, less any by-product revenues. Such costs include non-capital development costs, production and maintenance costs, ad valorem taxes, insurance, and postemployment benefit costs incurred on site.

(2) During 1998 the Company recorded a $50.4 million impairment of mining properties expense to write down the value of the Company's investment in the Sunshine Mine.

(3) During 1996 the Company recorded a gain applicable to common shares of $40 million due to the retirement of all of the Company's outstanding Preferred Stock. See Note 7 of Notes to Consolidated Financial Statements.

(4) In 1994, the Company recorded gains totaling $6.9 million due to the curtailment of postretirement medical benefits for certain of its employees and retirees.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts" and similar expressions. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as mining exploration, capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, imprecision of reserve estimates, future economic conditions, regulations, competition and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have generated losses in each of the last three years, and a net use of cash from operations in the last three years. The decline in silver and by-products prices during the last half of 1998 caused the Company's operating cash flows to decline below the levels it had anticipated. The Company ended 1998 with working capital of $9.7 million, including cash and silver bullion held for investment of $6.6 million and a $17.5 million stockholders' deficit.

         The Company has taken specific actions in attempts to ensure its ability to continue operations. Specifically, the Company has reduced operations in Argentina primarily to the level required to complete the feasibility study for the Pirquitas Mine, implemented cost reduction and cash conservation plans and initiatives to reduce its work-in-process inventory. Also, in January 1999, the Company raised an additional $6 million in the form of 5% Convertible Notes, due January 28, 2001. With these funds, the Company considers its cash and working capital to be adequate for the foreseeable future.

         The Company's strategy to return to profitability is focused on finding additional low-cost silver reserves which can be economically developed and operated. During 1998, the Company invested a total of $12.8 million in exploration and development projects, principally at Pirquitas.

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

          The West Chance ore body was discovered in 1992 in the previously undeveloped western section of the Sunshine Mine. The Company has completed development of the West Chance, producing approximately 5.8 million ounces of silver from the area in 1998, a significant increase over prior years. The Company's cash production cost per ounce has been substantially reduced as production increased. The improvements did not restore the Company to profitability at silver prices which prevailed in 1998, as the cash operating margin from the Sunshine Mine does not exceed other expenses (depreciation, depletion, exploration, general and administrative and interest expenses). The Company expects production from the Sunshine Mine in 1999 and 2000 to continue at approximately 5.5 million ounces per year, most of which is anticipated to be from the West Chance area, but it will be supplemented by production from other reserve areas which are to be developed as the focus of mining operations shifts to the eastern portion of the Sunshine Mine. Absent an increase in silver or by-product prices, the cash flow from these operations will not cover all anticipated non-cash or administrative expenses.

         The Company is planning a major exploration and development project to access reserves in the eastern area of the mine. This project will provide a major exploration platform for evaluating a number of undeveloped areas in the eastern portion of the mine which are considered highly prospective. If successful in developing major new ore bodies, the total cost of the project is expected to be between $2 million and $4 million over two years. In addition to providing an exploration platform, the project will provide mechanized access to existing reserves for development and production, while allowing the abandonment of the internal 10-Shaft. The Company believes this project can be funded from available working capital.

         If reserves in sufficient quantities are established in the target areas, the Company will rehabilitate the ConSil Shaft, increasing production capacity of the mine by approximately 50%. The cost of this rehabilitation is estimated to be $2 million. Such an increase in capacity would be expected to further reduce unit operating costs.

         The Company's next major project is the development of the Pirquitas Mine in northwest Argentina. The Company invested $8.3 million at the property in 1998, and has projected approximately $2.0 million for general exploration and development in 1999 (prior to obtaining financing for mine construction). The Company has invested a total of $17.1 million in the property since its acquisition in November 1995, together with approximately $1.7 million in recoverable Value Added Taxes. The Pirquitas investment has allowed the Company to develop a major ore reserve, the economics of which are being confirmed by a feasibility study commissioned in 1997.

         Preliminarily, the study has estimated the property can be developed for approximately $120 million, and will produce annually approximately 8.2 million ounces of silver and 7.1 million pounds of tin. The estimated net cash cost of production of an ounce of silver is projected to be approximately $2.00 net of tin by-product credits. Assuming a $5.50 silver price and a tin price of $2.54 per pound, proven and probable reserves are presently estimated to be 20.1 million tons of ore at an average grade of 5.01 ounces per ton silver (18.3 million tonnes at an average grade of 171.6 grams per tonne silver), 0.29% tin, and 0.48% zinc. Contained metal in the proven and probable reserves totals 101 million ounces of silver, 116.4 million pounds of tin and 194 million pounds of zinc. The Company expects future development and exploration work at the site to expand reserves.

         In January 1999, the Company and its consultants began a process designed to optimize the feasibility study to examine options to increase production, reduce costs and increase reserves. Upon completion of this work, the Company will evaluate its alternatives with respect to financing the development of the property. Given current market conditions, including the price of silver and the Company's financial resources, no assurances can be given regarding the availability of such financing. As a result, the Company may consider other options, including a merger with a company with greater financial resources, a sale of a portion or all of the property or a sale of a significant equity interest in the Company or the subsidiary that holds Pirquitas. It may also defer development until silver prices improve.

         The Company has performed certain evaluation work on its Revenue-Virginius property which indicates it can be placed into production with a capital investment of approximately $12-15 million. The Company believes that the property could produce approximately 2.5 to 3 million ounces of silver annually at a net cash cost of approximately $4.00 per ounce. A drilling program to add sufficient proven and probable reserves to justify financing for the development of the Revenue-Virginius Mine is pending. No assurance can be given that adequate financing will be available to fund such development.

RECENT FINANCINGS

         On January 28, 1999, the Company completed a private placement of $6.0 million initial principal amount of its 5% Convertible Notes due January 28, 2001. The interest will be paid by adding the amount of interest to the principal amount of the Notes. The Notes may generally be converted into common stock at a per share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The conversion price for one-half of the Notes has been fixed at a maximum of $0.6875. The funds were added to working capital.

         In November 1997, the Company completed a private placement of five-year convertible promissory notes for $15 million ("10% Notes"). The 10% Notes are convertible into 15.8 million shares of Common Stock at $.95 per share, and bear a 10% coupon with principal and interest payable in either cash or common stock at the Company's option. In certain events, the conversion price of the 10% Notes can be reset to a lower level. The funds were used principally to continue the Company's exploration and development program at the Pirquitas Mine in northwest Argentina and its exploration program in southern Argentina and for general corporate purposes.

         In March 1996, SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Eurobonds"), which were offered in Europe only to non-U.S. persons pursuant to Regulation S of the Securities Act of 1933, as amended. The net proceeds, approximately $27 million, were used to fund development and exploration opportunities and to fund general, administrative and other costs. During the first half of 1998, $1.5 million principal amount of Eurobonds was exchanged for
1.5 million shares of stock.

         The Eurobonds bear interest at 8% per annum and mature March 21, 2000. The remaining outstanding Eurobonds are exchangeable into an aggregate of 28.5 million common shares at an exercise price of $1.00 per share. The Eurobonds are guaranteed by Sunshine. If during the period May 1, 1996 to March 21, 1999 the Company's common stock does not trade at $1.33 or more (average of high and low prices) for 45 consecutive stock exchange trading days, the Company will be required to make a payment in cash or stock equal to 22.5% of the then outstanding principal amount. The Company currently intends to make this payment in stock. The Eurobonds are callable if the Company's average common stock high and low sales prices exceed $1.50 over 30 consecutive stock exchange trading days.

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

         During the third quarter of 1998, drilling in the West Chance vein indicated that the size of the vein might be smaller than what was previously expected. Based on that information, the Company felt that production from the West Chance could decline to 4 million ounces in 1999. As a result, combined with low by-product prices and a decline in silver prices, the Company estimated that future cash flows from the mine would not be sufficient to recover the $59.4 million carrying amounts of the mine. The fair value of the mine as determined by the discounted cash flow method was approximately $9 million and an impairment charge of $50.4 million was taken at the end of the third quarter.

         Since that time, the Company's production forecast for those periods has been revised significantly upwards, as downdip extensions of the West Chance Vein have been identified as economic and other veins have been identified as containing economic ore which can be accessed in 1999 and 2000.

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

OPERATING, INVESTING AND FINANCING ACTIVITIES

         Cash used in operating activities was $9.5 million in 1998 compared with $15.1 million in 1997 and $22.2 million in 1996. The 1998 $5.6 million improvement was due to the $2.15 million decrease in cash operating loss and changes in other working capital items. The cash operating loss decreased in 1998 compared to 1997 due to a $4.3 million improvement in cash operating income at the Sunshine Mine (from $1.6 million in 1997 to $5.9 million in 1998), a $2.8 million decrease in exploration expense and $750 thousand of interest expense being paid in common stock. These were partially offset by a $2.6 million mark to market loss in 1998 compared to a $1.85 million gain in 1997 and a $1.3 million increase in interest costs in 1998 compared to 1997.

         Cash used by investing activities during 1998 was $5.8 million, including $8.3 million for the development of the Pirquitas Mine in Argentina and $1.8 million at the Sunshine Mine, partially offset by $4.5 million of cash proceeds from the sale of certain investments and 300 thousand ounces of investment silver bullion, and proceeds from settlement of certain litigation.

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

         Cash provided by financing activities in 1998 includes $785 thousand from the exercise of stock options and warrants. Cash provided by financing activities was $14.6 million in 1997 resulting from the Company's issuance of the 10% Notes. Cash provided by financing activities was $26.7 million in 1996 resulting from the Company's Notes Offering, partially offset by the cost associated with the exchange of common stock for preferred stock.

IMPACT OF YEAR 2000

         The Company has completed its review of all hardware and software systems operated or licensed in the Company's business. Only one computer program was identified that would recognize a date using "00" as the year 2000, but "01" as the year 1901 rather than 2001. The Company has reviewed its options to remedy this problem and believes this can be accomplished timely and at a cost that is not material.

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

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         The Company's net loss increased $45.5 million to $64.8 million compared to $19.3 million primarily due to the $50.4 million impairment writedown of the Sunshine Mine.

         Consolidated operating revenues increased approximately $9.7 million (38.7%) for 1998 compared to 1997 primarily due to an increase in sales volume and average price received per ounce of silver sold (5.5 million ounces of silver at an average of $5.47 per ounce in 1998 compared to 4.1 million ounces of silver at an average of $5.02 in 1997). The increase in sales volumes primarily resulted from a 1.6 million ounce (36.5%) increase in production in 1998 compared to 1997.

         Mark to market writedown of work-in-process silver inventories and silver bullion held for investment amounted to $2.6 million in 1998 compared to a $1.9 million gain in 1997. The writedown was due to declines in the per ounce silver price from $5.945 to $4.988 between December 31, 1997 and December 31, 1998. The 1997 gain was due to the increase from $4.74 to $5.945 per ounce of silver between December 31, 1996 and December 31, 1997.

         Cost of revenues increased $5.4 million (23.4%) (from $23.0 million in 1997 to $28.4 million in 1998) primarily due to the 36.5 % increase in production in 1998, partially offset by lower net unit operating costs. Net unit operating costs decreased $.07 (1.8%) to $4.43 per ounce of silver primarily due to the 36.5% increase in silver production (5.8 million ounces produced from 247,866 tons at 24.17 ounces per ton in 1998 versus 4.25 million ounces from 183,404 tons at 23.95 ounces per ton in 1997). Reduction in operating costs per ounce of silver was actually $0.57 but was partially offset by $0.50 reduction in by-product credits due to lower lead, copper and antimony prices during 1998.

         Depreciation, depletion and amortization decreased by approximately $873 thousand as a result of the impairment writedown of the Sunshine Mine in the third quarter which resulted in reduced depreciation, depletion and amortization in the fourth quarter, partially offset by increased production in the 1998 period.

         The 1998 period reflects a $50.4 million charge as an impairment writedown of the Sunshine Mine. See "LIQUIDITY AND CAPITAL RESOURCES--EVALUATION OF RECOVERABILITY OF INVESTMENT IN SUNSHINE MINE."

         Exploration expense decreased $2.8 million in 1998 compared to 1997 primarily due to the fact that work carried out at the Pirquitas Mine in Argentina is largely being capitalized as the property is now considered to be in the development stage. As a result, approximately $8.3 million of development expenditures for Pirquitas during 1998 were capitalized. This was partially offset by increased exploration expenditures at the La Joya del Sol gold property in Argentina, at the Sunshine Mine and other exploration projects.

         Interest and debt expense increased $1.4 million due to the debt issued in November 1997.

         Other, net increased $2.65 million due to a $1.1 million net gain for proceeds received from settlement of certain litigation and the $1.6 million reduction of the valuation reserves previously recorded against certain investments as a result of performance of certain investments.

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

         Consolidated operating revenues increased approximately $9.7 million (63.2%) for 1997 compared to 1996 primarily due to an increase in sales volume (4.1 million ounces of silver in 1997 compared to 2.7 million ounces of silver in 1996) and the associated $2.4 million increase in by-product revenue, partially offset by lower average silver prices received ($5.02 in 1997 compared to $5.11 in 1996). The increase in sales volumes primarily resulted from a 1.7 million ounce (65%) increase in production in 1997 compared to 1996, and a 65 thousand ounce increase in sales volume of finished silver. Mark to market gains on work-in-process silver inventories and silver bullion held for investment amounted to $1.9 million in 1997 compared to a loss of $1.1 million in 1996. The gains in 1997 were due to increases in the per ounce silver price during the period, from $4.74 to $5.95 between December 31, 1996 and December 31, 1997

         Cost of revenues increased $4.9 million (27.4%) (from $18.1 million in 1996 to $23.0 million in 1997) primarily due to the 65% increase in production in 1997, partially offset by lower unit production costs. Unit production costs decreased $1.62 (26%) to $4.50 per ounce of silver primarily due to the 65% increase in silver production (4.3 million ounces produced from 183,404 tons at 23.95 ounces per ton in 1997 versus 2.6 million ounces from 120,910 tons at
22.04 ounces per ton in 1996).

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

         Interest and debt expense increased $1.3 million due to the debt issued in March 1996.

7A.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES.

COMMODITY PRICE RISK

         Substantially all of the Company's revenues are from sales of silver. Volatility in the price of silver causes substantial fluctuations in the Company's revenues and financial condition. There are many factors which influence the volatility of silver prices. Changes in supply and demand, worldwide economic and political conditions, expectations as to inflation and speculative activity in the market all cause fluctuations in silver prices. As previously discussed, the price of silver in recent years has been depressed, averaging approximately $5.00 per ounce for the 11-year period ended in 1998.

         The Company maintains an investment inventory of silver bullion which totaled approximately 1.0 million ounces at December 31, 1998. As a result, the Company's financial results are affected by changes in the price of silver. When silver prices decline, the decline in value of the investment bullion is recorded as a mark to market loss on the Company's statement of operations. Conversely, an increase in silver prices is recorded as a mark to market gain. A 10% decrease ($0.50) in the per ounce price of silver during 1999 would result in a $500 thousand mark to market loss for the year.

         To earn current income on this investment and to mitigate a portion of its exposure to a decline in silver prices, the Company from time to time will sell covered calls against its silver bullion inventory. Total premiums earned for the sale of covered calls aggregated $316,000, $116,000, and $165,000 in 1998, 1997 and 1996, respectively. At December 31, 1998, no covered call options were outstanding. At December 31, 1997, the Company had covered call options outstanding for 1.2 million ounces of silver with strike prices ranging from $5.75 to $7.00 and expiration dates of February 26, 1998 (200,000 ounces), March 27, 1998 (900,000 ounces), and December 27, 1998 (100,000 ounces). The fair value of the sold call options at December 31, 1997 would not materially exceed the $202,000 of premiums received when they were sold. The Company's policy is not to sell any uncovered calls. (See Note 1 of Notes to Consolidated Financial Statements for information related to accounting policies for covered calls.)

INTEREST RATE RISK

         The Company has outstanding debt with fixed interest rates. Therefore, should market interest rates decline, the Company could make payments in excess of what would be made under the reduced rates.

         The following table presents the principal cash payments and related weighted-average interest rates by expected maturity date for its debt obligations.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                         Fair
                                                                       There-           Value at
(dollars in millions)               1999    2000     2001     2002     after    Total   12/31/98
------------------------------------------------------------------------------------------------
Long-term Debt
    Fixed Rate                     $  0   $ 33.5    $  5      $  5     $1.5     $45.0    $45.0
    Avg. Interest Rate              8.7%     9.3%    9.8%      9.6%     9.0%

FOREIGN CURRENCY RISK

         The Company is developing the Pirquitas Mine in Argentina. Therefore, the Company could be at risk for fluctuations in the U.S. dollar/Argentine peso exchange rate. However, Argentina maintains a 1:1 exchange ratio by limiting the amount of pesos that are issued to the amount of U.S. dollars held by the Argentine Central Bank. Also, it has been reported that Argentina is considering replacing the peso with the U.S. dollar. Thus at this time, the Company does not feel its foreign currency market risk is significant.

         At December 31, 1998, no debt was denominated in a foreign currency nor are there any firm purchase commitments denominated in a foreign currency.

STOCK PRICE RISK

         The provisions of one of the Company's debt agreements includes a requirement to pay additional interest if the Company's stock price does not trade at more than $1.33 for a specified time. As the Company's stock has not traded above $1.33 for the specified time, the Company intends to issue additional shares of Common Stock to make the required payment. An increase of 10% from the year-end closing per share price of $0.50 would reduce the number of shares to be issued by 1.2 million. A 10% decline would increase the number of shares to be issued by 1.4 million.

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith begin on page F-1 hereof.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to the Company's directors and nominees for election as directors and information relating to the executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders to be held on May 24, 1999 (the "Proxy Statement").

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

         3.       Exhibits.

  EXHIBIT
     NO.                      EXHIBIT
  -------                     -------

    3.1 Certificate of Incorporation of Sunshine filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    3.2    Amendment to Certificate of Incorporation of Sunshine filed as
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 22, 1996 (File No. 001-10012), which exhibit is incorporated herein by reference.

    *3.3   Bylaws of Sunshine.

    4.1 Certificate of Incorporation of Sunshine, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.2    Amendment to Certificate of Incorporation of Sunshine, filed as
              Exhibit 4.1 to the Company's Current Report on Form 8-K, dated May 22, 1996 (File No. 001-10012), which exhibit is incorporated herein by reference.

    4.3 Warrant Agreement, dated as of February 1, 1996, between Sunshine Merger Company and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.4 Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form S-1, Registration No. 33-73608, as amended, which exhibit is incorporated herein by reference.

    4.5 Form of Supplemental Warrant Agreement, dated as of February 1, 1996, between Sunshine Merger Company and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.6 Warrant Certificate, filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.7 Form of Warrant Certificate filed as Exhibit 4.4 to Sunshine's Registration Statement on Form S-1 Registration No. 33-73608, as amended, which exhibit is incorporated herein by reference.

    4.8 Specimen Stock Certificate of the Common Stock, $0.01 par value, of Sunshine filed as Exhibit 4.2 to Sunshine's Registration Statement on Form S-1, Registration No. 33-63446 as amended, which exhibit is incorporated herein by reference.

    4.9 Form of Indenture, dated as of July 15, 1988, between Sunshine and MTrust Corp., National Association, with respect to Sunshine's Convertible Subordinated Debentures due July 15, 2008 filed as
              Exhibit 4.25 to Sunshine's Registration Statement on Form S-3, Registration No. 33-21159, which exhibit is incorporated herein by reference.

    4.10 First Supplemental Indenture, dated as of August 8, 1988, Second Supplemental Indenture, dated as of November 10, 1988, and Third Supplemental Indenture, dated as of April 10, 1991, between the Company and Ameritrust Texas, N.A., the successor to MTrust Corp., National Association relating to the issuance of the Convertible Subordinated Debentures filed as Exhibit 4.3 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which exhibit is incorporated herein by reference.

    4.11 Form of Fourth Supplemental Indenture, between the Company and Texas Commerce Bank National Association, as successor to Ameritrust Texas, National Association, formerly known as MTrust Corp., National Association, filed as Exhibit 4.10 to the Company's Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.12 Trust Deed, dated as of March 21, 1996, between Sunshine, Sunshine Precious Metals, Inc. and Marine Midland Bank and Form of Note filed as Exhibits 4.5 and 4.6 to Sunshine's Registration Statement on Form S-3, Registration No. 333-06537, which exhibits are incorporated herein by reference.

    4.13 Warrant Agreement, dated as of June 21, 1996, between Sunshine, Rauscher, Pierce & Clark and HSBC Investment Banking Limited and Form of Warrant Certificate filed as Exhibits 4.7 and 4.8 to Sunshine's Registration Statement on Form S-3, Registration No. 333-06537, which exhibits are incorporated herein by reference.

    4.14 Specimen form of Warrant to Purchase Common Stock issued on November 24, 1997 to affiliates of Stonehill Investment Corp. filed as Exhibit 10.12 to Sunshine's Registration Statement on Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    4.15 Specimen form of Senior Convertible Promissory Note issued on November 24, 1997 to affiliates of Stonehill Investment Corp. filed as Exhibit 10.13 to Sunshine's Registration Statement on Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    *4.16  Amendment, dated December 11, 1998, to Warrants to Purchase Common
              Stock issued on November 24, 1997 to affiliates of Stonehill Investment Corp.

    4.17 Specimen form of 5% Convertible Promissory Note, due January 28, 2001, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated January 28, 1999 (File No. 001-10012), which exhibit is incorporated herein by reference.

    *4.18  Bylaws of Sunshine, filed herein as Exhibit 3.3.

    o10.1  1987 Employee Nonqualified Stock Option Plan of Sunshine filed as
              Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, which exhibit is incorporated herein by reference.

    o10.2  Amendment No. 1 to the 1987 Employee Nonqualified Stock Option
              Plan of Sunshine filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1, Registration No. 33-63446, as amended, which exhibit is incorporated herein by reference.

    o10.3  Amendment No. 2 to the 1987 Employee Nonqualified Stock Option
              Plan of Sunshine filed as Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, which exhibit is incorporated herein by reference.

    o10.4  1993 Incentive Stock Option Plan of Sunshine filed as Exhibit
              10.18 to Sunshine's Registration Statement on Form S-1, Registration No. 33-63446, as amended, which exhibit is incorporated herein by reference.

    o10.5  1995 Employee Nonqualified Stock Option Plan of Sunshine filed as
              Exhibit 10.5 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

    o10.6  Form of Executive Employment Agreement entered into as of January
              1, 1994, between Sunshine and John S. Simko filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1, Registration No. 33-73608, as amended, which exhibit is incorporated herein by reference.

    o10.7 Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and William W. Davis filed as Exhibit 10.9 to Sunshine's Registration Statement on Form S-1, Registration No. 33-73608, as amended, which exhibit is incorporated herein by reference.

    o10.8  Form of Executive Employment Agreement entered into as of January
              1, 1994, between Sunshine and Harry F. Cougher filed as Exhibit No. 10.10 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which exhibit is incorporated herein by reference.

    10.9   Mining Lease, dated as of March 15, 1994, between
              Revenue-Virginius Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended March 31, 1994, which exhibit is incorporated herein by reference.

    10.10 Agreement, dated as of July 1, 1995 by and between Consolidated Silver Corporation and Sunshine Precious Metals, Inc., as purchaser, for the purchase of a certain mining property filed as
              Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 10, 1995, which exhibit is incorporated herein by reference.

    10.11 Registration Rights Agreement, dated as of November 24, 1997, between the Company and Stonehill Partners, L.P., GRS Partners, Aurora Limited Partnership and Stonehill Offshore Partners Limited filed as Exhibit 10.11 to Sunshine's Registration Statement on Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    10.12 Specimen form of Warrant to Purchase Common Stock issued on November 24, 1997 to affiliates of Stonehill Investment Corp. filed as Exhibit 10.12 to Sunshine's Registration Statement on Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    *10.13 Amendment, dated December 11, 1998, to Warrants to Purchase Common
              Stock issued on November 24, 1997 to affiliates of Stonehill Investment Corp., filed herewith as Exhibit 4.16

    10.14 Specimen form of Senior Convertible Promissory Note issued on November 24, 1997 to affiliates of Stonehill Investment Corp. filed as Exhibit 10.13 to Sunshine's Registration Statement on Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    10.15 Registration Rights Agreement, dated as of January 28, 1999, between the Company, Westgate International, L.P. and Elliott Associates, L.P. filed as Exhibit 4.1 to Sunshine's Current Report on Form 8-K (File No. 001-10012), which exhibit is incorporated herein by reference.

    10.16  Form of 5% Convertible Note due January 28, 2001 filed as Exhibit
              4.2 to Sunshine's Current Report on Form 8-K dated January 28, 1999 (File No. 001-10012), which exhibit is incorporated herein by reference.

    10.17  Convertible Note Investment Agreement, dated as of January 27,
              1999, between the Company, Westgate International, L.P. and Elliott Associates, L.P. filed as Exhibit 10.1 to Sunshine's Current Report on Form 8-K (File No. 001-10012), which exhibit is incorporated herein by reference.

    21.1   Subsidiaries of Sunshine filed as Exhibit 22.1 to Sunshine's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

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

       (a)    Reports on Form 8-K:

              On February 4, 1999, the Company filed a Form 8-K reporting the completion of a $6,000,000 private placement of 5% Convertible Notes due January 8, 2001.

                        Consolidated Financial Statements

                      Sunshine Mining and Refining Company

                     Years ended December 31, 1998 and 1997
                       with Report of Independent Auditors

                      Sunshine Mining and Refining Company

                        Consolidated Financial Statements


                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors.........................................    1

Consolidated Financial Statements

Consolidated Balance Sheets............................................    2
Consolidated Statements of Operations..................................    3
Consolidated Statements of Stockholders' Equity (Deficit)..............    4
Consolidated Statements of Cash Flows..................................    5
Notes to Consolidated Financial Statements.............................    7

                         Report of Independent Auditors


The Board of Directors and Stockholders
Sunshine Mining and Refining Company

We have audited the accompanying consolidated balance sheets of Sunshine Mining and Refining Company (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP


Dallas, Texas
February 26, 1999

                      Sunshine Mining and Refining Company

                           Consolidated Balance Sheets

                                                                                        DECEMBER 31
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                       (In Thousands)
ASSETS
Current assets:
   Cash and cash investments                                                    $      1,412    $     15,985
   Silver bullion (Note 2)                                                             5,203           7,739
   Accounts receivable                                                                 2,801           2,801
   Inventories (Note 2)                                                                4,236           3,627
   Other current assets                                                                1,845           1,739
                                                                                ------------    ------------
Total current assets                                                                  15,497          31,891

Property, plant, and equipment, at cost (Note 3)                                      57,114         143,192
Less accumulated depreciation, depletion, and amortization                           (36,700)        (77,727)
                                                                                ------------    ------------
                                                                                      20,414          65,465
Investments and other assets                                                           3,986           4,245
                                                                                ------------    ------------
Total assets                                                                    $     39,897    $    101,601
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                             $      1,413    $      1,351
   Accrued expenses (Note 4)                                                           4,368           3,581
                                                                                ------------    ------------
Total current liabilities                                                              5,781           4,932

Long term debt (Note 5)                                                               42,597          42,265
Accrued pension and other postretirement benefits (Note 9)                             5,498           5,672
Other long-term liabilities and deferred credits (Note 10)                             3,487           4,236

Commitments and contingencies (Notes 2, 10 and 11)                                        --              --

Stockholders' equity (deficit)(Notes 5 and 7): Common stock, $0.01 par value:
     Authorized shares - 600,000
     Issued shares - 263,971 in 1998; 259,818 in 1997                                  2,640           2,598
   Paid-in capital                                                                   714,004         711,192
   Deficit                                                                          (733,000)       (668,155)
                                                                                ------------    ------------
                                                                                     (16,356)         45,635
Less treasury stock: 4,563 in 1998; 4,586 shares
   in 1997, at cost                                                                   (1,110)         (1,139)
                                                                                ------------    ------------
                                                                                     (17,466)         44,496
                                                                                ------------    ------------
Total liabilities and stockholders' equity (deficit)                            $     39,897    $    101,601
                                                                                ============    ============


See accompanying notes.

                      Sunshine Mining and Refining Company

                      Consolidated Statements of Operations

                                                                               YEAR ENDED DECEMBER 31
                                                                        1998            1997           1996
                                                                    ------------    ------------    ------------
                                                                               (In Thousands, except
                                                                                 per share amounts)
Operating revenues (Note 12)                                        $     34,668    $     24,993    $     15,315
Mark to market gain (loss)                                                (2,588)          1,859          (1,101)
                                                                    ------------    ------------    ------------
                                                                          32,080          26,852          14,214
Costs and expenses:
   Cost of revenues                                                      (28,365)        (22,989)        (18,041)
   Depreciation, depletion, and amortization                              (4,944)         (5,817)         (4,325)
   Impairment of mining properties (Note 3)                              (50,425)             --              --
   Exploration                                                            (4,512)         (7,352)        (10,240)
   Selling, general, and administrative
     expense                                                              (5,016)         (5,072)         (5,452)
                                                                    ------------    ------------    ------------
                                                                         (93,262)        (41,230)        (38,058)
Other income (expense):
   Interest income                                                           567             594           1,313
   Interest and debt expense                                              (6,979)         (5,628)         (4,328)
   Other, net                                                              2,749             104             957
                                                                    ------------    ------------    ------------
                                                                          (3,663)         (4,930)         (2,058)
                                                                    ------------    ------------    ------------

Net loss                                                                 (64,845)        (19,308)        (25,902)

Gain on retirement and exchange of preferred stock (Note 7)                   --              --          40,124
Preferred dividend requirements (Note 7)                                      --              --          (2,622)
                                                                    ------------    ------------    ------------
Income (loss) applicable to common shares                           $    (64,845)   $    (19,308)   $     11,600
                                                                    ============    ============    ============

Basic and diluted income (loss)
   per common share (Note 8)                                        $      (0.25)   $      (0.08)   $       0.05
                                                                    ============    ============    ============


See accompanying notes.

                      Sunshine Mining and Refining Company

            Consolidated Statements of Stockholders' Equity (Deficit)


                                                              CUMULATIVE REDEEMABLE
                                                                 PREFERRED STOCK           COMMON STOCK
                                                         ---------------------------------------------------     PAID-IN
                                                             SHARES        AMOUNT        SHARES       AMOUNT     CAPITAL
                                                         ----------------------------------------------------------------
                                                                                                (In Thousands)
Balance at December 31, 1995                                  7,166    $   82,268       196,760   $    1,968   $  623,337
   Net loss                                                      --            --            --           --           --
   Amortization of difference between carrying
     amount and redemption value of preferred stock              --           490            --           --           --
   Additional capital resulting from issuance of
     Senior Exchangeable Notes                                   --            --            --           --        6,750
   Reversion of Old Silver Index Bond (SIB) shares               --            --            --           --           --
   Preferred stock exchange                                  (7,166)      (82,758)       62,847          628       80,790
   Issuance of warrants                                          --            --            --           --          209
   Other, net                                                    --            --            45            1            7
                                                         ----------    ----------    ----------   ----------   ----------
Balance at December 31, 1996                                     --            --       259,652        2,597      711,093
   Net loss                                                      --            --            --           --           --
   Issuance of Warrants                                          --            --            --           --          100
   Other, net                                                    --            --           166            1           (1)
                                                         ----------    ----------    ----------   ----------   ----------
Balance at December 31, 1997                                     --            --       259,818        2,598      711,192
   Net loss
   Issuance of common stock upon conversion of  Senior
     Exchangeable Notes                                                                   1,525           15        1,304
   Issuance of common stock for interest on Senior
     Convertible Notes                                                                    1,076           11          739
   Issuance of common stock upon exercise of stock
     options and warrants                                                                 1,552           16          769
   Other, net                                                                                --           --           --
                                                         ----------    ----------    ----------   ----------   ----------
Balance at December 31, 1998                                     --    $       --       263,971   $    2,640   $  714,004
                                                         ==========    ==========    ==========   ==========   ==========

                                                                           TREASURY STOCK
                                                                        -------------------
                                                          DEFICIT        SHARES      AMOUNT       TOTAL
                                                        -----------------------------------------------------
                                                             (In Thousands)
Balance at December 31, 1995                            $ (622,454)        3,664    $      (37)   $   85,082
   Net loss                                                (25,903)           --            --       (25,903)
   Amortization of difference between carrying
     amount and redemption value of preferred stock           (490)           --            --            --
   Additional capital resulting from issuance of
     Senior Exchangeable Notes                                  --            --            --         6,750
   Reversion of Old Silver Index Bond (SIB) shares              --         1,007        (1,208)       (1,208)
   Preferred stock exchange                                     --            --            --        (1,340)
   Issuance of warrants                                         --            --            --           209
   Other, net                                                   --            --            --             8
                                                        ----------    ----------    ----------    ----------
Balance at December 31, 1996                              (648,847)        4,671        (1,245)       63,598
   Net loss                                                (19,308)           --            --       (19,308)
   Issuance of Warrants                                         --            --            --           100
   Other, net                                                   --           (85)          106           106
                                                        ----------    ----------    ----------    ----------
Balance at December 31, 1997                              (668,155)        4,586        (1,139)       44,496
   Net loss                                                (64,845)           --            --       (64,845)
   Issuance of common stock upon conversion of  Senior
     Exchangeable Notes                                         --            --            --         1,319
   Issuance of common stock for interest on Senior
     Convertible Notes                                          --            --            --           750
   Issuance of common stock upon exercise of stock
     options and warrants                                       --            --            --           785
   Other, net                                                   --           (23)           29            29
                                                        ----------    ----------    ----------    ----------
Balance at December 31, 1998                            $ (733,000)        4,563    $   (1,110)   $  (17,466)
                                                        ==========    ==========    ==========    ==========

See accompanying notes.

                      Sunshine Mining and Refining Company

                      Consolidated Statements of Cash Flows


                                                                                YEAR ENDED DECEMBER 31
                                                                        1998            1997            1996
                                                                    ------------    ------------    ------------
                                                                                   (In Thousands)
OPERATING ACTIVITIES
Net loss                                                            $    (64,845)   $    (19,308)   $    (25,902)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation, depletion, and amortization                             4,944           5,817           4,325
     Impairment of mining properties                                      50,425              --              --
     Amortization of debt issuance costs and accretion of
       debt discount                                                       2,480           2,300           1,692
     Gains on sales of investments                                        (2,795)             --             (60)
     Common Stock issued for interest on Senior Convertible
       Notes                                                                 750              --              --
     Net (increase) decrease in:
       Silver bullion                                                      1,097          (1,625)            987
       Accounts receivable                                                    --            (177)         (1,041)
       Inventories                                                          (609)         (1,104)         (1,046)
       Other assets                                                         (947)           (173)           (835)
     Net increase (decrease) in:
       Accounts payable and accrued expenses                                 855             260           1,505
       Accrued pension and other
         postretirement benefits                                            (174)           (401)           (313)
       Other liabilities and deferred credits                               (720)           (691)         (1,486)
                                                                    ------------    ------------    ------------
Net cash used in operating activities                                     (9,539)        (15,102)        (22,174)
                                                                    ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to property, plant, and equipment                              (10,318)         (1,997)         (2,690)
Other, principally sale of investments                                     4,506           2,154           1,670
                                                                    ------------    ------------    ------------
Net cash provided by (used in) investing activities
                                                                          (5,812)            157          (1,020)
                                                                    ------------    ------------    ------------

                      Sunshine Mining and Refining Company

                                                                      YEAR ENDED DECEMBER 31
                                                               1998            1997            1996
                                                           ------------    ------------    ------------
                                                                          (In Thousands)
FINANCING ACTIVITIES
Proceeds from issuance of long term debt,
   net of issuance costs                                   $         (7)   $     14,613    $     27,537
Costs associated with conversion of preferred stock into
   common stock                                                      --              --            (864)
Proceeds from issuance of common stock upon exercise of
   stock options and warrants                                       785              --               1
                                                           ------------    ------------    ------------
Net cash provided by financing activities                           778          14,613          26,674
                                                           ------------    ------------    ------------

Increase (decrease) in cash and cash investments                (14,573)           (332)          3,480
Cash and cash investments at beginning of year                   15,985          16,317          12,837
                                                           ------------    ------------    ------------
Cash and cash investments at end of year                   $      1,412    $     15,985    $     16,317
                                                           ============    ============    ============

Supplemental cash flow information:
Interest paid in cash                                      $      3,367    $      2,817    $      2,283
                                                           ============    ============    ============


See accompanying notes.

                      Sunshine Mining and Refining Company

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION

Sunshine Mining and Refining Company (Sunshine or the Company) is a holding company whose principal subsidiaries are Sunshine Precious Metals, Inc. (SPMI) and Sunshine Argentina, Inc. SPMI mines, refines, and markets silver and certain by-product metals to commercial customers. SPMI's principal operating property is the Sunshine Mine, located near Kellogg, Idaho. The Sunshine Mine accounted for all of the Company's operating revenues during 1998, 1997 and 1996. As a result, the Company has only one operating segment. SPMI is also engaged in exploration in other parts of the United States. Sunshine Argentina, Inc. owns the Pirquitas Mine, which is currently in the development stage. (See Note 11.) The consolidated financial statements include the accounts of Sunshine and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

OPERATIONS

The Company's operations have generated losses and a net use of cash from operations in each of the last three years. The Company ended 1998 with working capital of $9.7 million, including cash and silver bullion held for investment of $6.6 million and a $17.5 million stockholders' deficit. These financial results are primarily a result of continued depressed silver prices and lower by-product prices resulting in margins that are insufficient to cover the Company's other expenses.

                      Sunshine Mining and Refining Company

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OPERATIONS (CONTINUED)

The Company has taken specific actions in attempts to ensure its ability to continue operations at least through December 31, 1999. Specifically, the Company has reduced exploration and development expenditures at its Argentina subsidiary primarily to the level required to complete the feasibility study for the Pirquitas Mine (See Note 11), implemented cost reduction and cash conservation plans and initiatives to reduce its work-in-process inventory. Furthermore, in January 1999, the Company raised an additional $6 million in the form of 5% Convertible Notes, due January 28, 2001 (See Note 5).

The Company expects that the above-described steps should be sufficient to fund operations at least through December 31, 1999. However, the Company's inability to successfully implement the above described actions or a further decrease in the price of silver could materially adversely impact the Company's ability to continue operating through December 31, 1999.

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

Whenever circumstances or events indicate, and at least annually, the Company evaluates its mining properties for impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, recoverable reserves, and estimates of future reserve potential which management believes are reasonable, based on historical silver prices and production. If the sum of such cash flows is less than the carrying amount of the asset, the Company records an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

                      Sunshine Mining and Refining Company

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      Sunshine Mining and Refining Company

2. INVENTORIES, SILVER BULLION, AND SILVER CALL OPTIONS

Inventories consist of the following at December 31:

                                                             1998         1997
                                                          ----------   ----------
                                                              (In Thousands)
       Precious metals inventories:
         Work in process                                  $    2,831   $    2,171
         Finished goods                                           49          264
       Materials and supplies inventories                      1,356        1,192
                                                          ==========   ==========
                                                          $    4,236   $    3,627
                                                          ==========   ==========

The Company held as an investment, $5.2 million and $7.7 million of silver bullion, in excess of normal operating requirements at December 31, 1998 and 1997, respectively.

The Company sells covered call options on silver bullion held for investment. Total premiums earned from the sale of covered calls aggregated $316,000, $116,000, and $165,000 in 1998, 1997, and 1996, respectively. At December 31,
1998, no sold covered call options were outstanding. At December 31, 1997, the Company had covered call options outstanding for 1.2 million ounces of silver with strike prices ranging from $5.75 to $7.00 and expiration dates of February 26, 1998 (200,000 ounces), March 27, 1998 (900,000 ounces), and December 27,
1998 (100,000 ounces). The fair value of the sold call options at December 31, 1997, would not exceed the $202,000 of premiums received when they were sold. All of these sold call options either expired unexercised or were exchanged for calls with a later expiration date that also expired unexercised. The Company had no sold covered call options outstanding at December 31, 1996.

                      Sunshine Mining and Refining Company

3. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31:

                                                             1998       1997
                                                           --------   --------
                                                              (In Thousands)
        Precious metals mineral interests                  $  2,394   $ 83,041
        Mine improvements                                    10,641     17,701
        Buildings, leasehold improvements, and equipment     43,300     41,390
        Land                                                    779      1,060
                                                           --------   --------
                                                             57,114    143,192

        Less accumulated depreciation, depletion, and
          amortization                                       36,700     77,727
                                                           ========   ========
                                                           $ 20,414   $ 65,465
                                                           ========   ========


During the third quarter of 1998, drilling in the West Chance vein of the Sunshine Mine indicated that the size of the vein might be smaller than what was previously expected. Based on that information, the Company believed that production from the West Chance could decline to 4 million ounces in 1999. As a result, combined with low by-product prices and a decline in silver prices, the Company estimated that future cash flows from the mine would not be sufficient to recover the $59.4 million carrying amounts of the mine. The fair value of the mine determined by the discounted cash flow method was approximately $9 million and an impairment charge of $50.4 million was taken at the end of the third quarter of 1998.

                      Sunshine Mining and Refining Company

4. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                   1998         1997
                                                ----------   ----------
                                                     (In Thousands)
        Compensation, vacation, and severance   $    1,163   $    1,404
        Interest                                     1,064          873
        Taxes, other than income taxes                 280            2
        Environmental remediation (Note 10)            700          496
        Insurance premiums                             346          401
        Other                                          815          405
                                                ----------   ----------
                                                $    4,368   $    3,581
                                                ==========   ==========

5. LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                              1998         1997
                                                           ----------   ----------
                                                                (In Thousands)
8% Senior Exchangeable Notes due March 21, 2000            $   26,082   $   25,750
10% Senior Convertible Notes due November 24, 2002             15,000       15,000
9% Convertible Subordinated Debentures due July 15, 2008        1,515        1,515
                                                           ----------   ----------
                                                           $   42,597   $   42,265
                                                           ==========   ==========

In March 1996, SPMI issued $30 million aggregate principal amount of Senior Exchangeable Notes due 2000 (the "Eurobonds"). In 1998, $1.5 million of the Eurobonds were exchanged and canceled for 1.5 million shares of common stock.

The Eurobonds bear interest at 8% per annum and mature March 21, 2000. The Eurobonds are exchangeable into a specified number of shares of Common Stock of the Company at an exchange price of $1.00 per share, subject to reset and adjustment in certain events. The Eurobonds may be exchanged at the option of the holder at any time prior to maturity, unless previously redeemed. At any time after March 21, 1997, and prior to maturity, SPMI may force the exchange of the Eurobonds, in whole or in part, subject to certain restrictions.

                      Sunshine Mining and Refining Company

5. LONG-TERM DEBT (CONTINUED)

SPMI may redeem the Eurobonds at any time at the principal amount if United States withholding taxes are imposed on payments in respect of the Eurobonds. The Eurobonds are guaranteed by Sunshine and the guarantee ranks senior to all of its unsecured and subordinated obligations.

If during the period between May 1, 1996 and March 21, 1999, the Company's common stock does not trade at $1.33 or more for 45 consecutive stock exchange trading days, the Company shall, at its option:

       (i) pay each Eurobond holder a one-time additional payment equal to 22.5% (the "Additional Amount") of the principal amount of the Eurobonds held by such Eurobond holder; or

       (ii) Issue to such Eurobond holder a number of Shares at the average market price per share for the previous ten stock exchange days equal to the Additional Amount.

As the Company's Common Stock has not traded at more than $1.33 for 45 consecutive trading days, the Company intends to issue shares as provided for in
(ii) above.

Debt issuance costs are being amortized over the life of the Eurobonds. Unamortized debt issuance costs of $0.9 and $1.8 million are included in Investments and other assets at December 31, 1998 and 1997, respectively.

In November 1997, the Company completed a private placement of Senior Convertible Promissory Notes totaling $15 million aggregate principal amount due November 24, 2002 (Notes). The Notes are convertible into a specific number of shares of Common Stock of the Company at $.95 per share, subject to adjustment in certain events, and bear interest at 10% per annum. Principal and interest are payable either in cash or common stock of Sunshine at the Company's option.

The purchaser of the Notes was issued 1.5 million warrants to purchase common stock of Sunshine at 110% of the conversion price of the Notes. The exercise price of these warrants was reduced to $0.49 in December 1998, at which time all
1.5 million warrants were exercised.

                      Sunshine Mining and Refining Company

5. LONG-TERM DEBT (CONTINUED)

The 9% Convertible Subordinated Reset Debentures due July 15, 2008 (the Debentures), are convertible at any time prior to maturity or redemption into shares of common stock of the Company (Common Stock) at a conversion price of $1.66 per share, subject to adjustment.

The Debentures are currently redeemable, at the option of the Company, in whole or in part, at 100% of the principal amount, together with accrued and unpaid interest. The Debentures are unsecured and subordinated in right of payment to senior indebtedness (as defined).

The indenture governing the Debentures contains certain covenants restricting the ability of the Company to declare or pay cash dividends and make certain distributions on its capital stock. Pursuant to these covenants, the Company is prohibited from paying cash dividends on shares of its common stock.

Based on recent borrowings and negotiating terms of proposed financing, the Company believes that the aggregate fair value of its debt approximates the carrying value.

On January 28, 1999, the Company completed a private placement of $6.0 million initial principal amount of its 5% Convertible Notes due January 28, 2001. The interest will be added to the principal amount of the Notes. The Notes may generally be converted into common stock at a per share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The conversion price for one-half of the Notes has been fixed at a maximum of $0.6875. The funds were added to working capital.

                      Sunshine Mining and Refining Company

6. INCOME TAXES

The Company has incurred losses during each of the three years in the period ended December 31, 1998, and accordingly, provisions for income taxes were not required.

The computation of the net deferred tax asset (liability) at December 31 is as follows:

                                                                 1998          1997
                                                              ----------    ----------
                                                                   (In Thousands)
        Deferred tax liabilities:
          Property, plant, and equipment                      $       --    $  (17,260)
        Deferred tax assets:
          Property, plant, and equipment                           1,414            --
          Accrued pension and other postretirement benefits
                                                                   1,924         1,985
          Net operating loss carryforward                         96,250        98,000
                                                              ----------    ----------
                                                                  99,588        82,725
        Less valuation allowance                                 (99,588)      (82,725)
                                                              ----------    ----------
                                                              $       --    $       --
                                                              ==========    ==========

At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $275 million. The loss carryforwards expire principally in the years 2000 through 2018.

                      Sunshine Mining and Refining Company

7. STOCKHOLDER'S EQUITY (DEFICIT)

The Company has authorized 20.0 million shares of preferred stock, of which no shares were issued and outstanding at December 31, 1998 or 1997.

Effective May 22, 1996, Common and Preferred stockholders of Sunshine approved the merger (the Merger) of Sunshine with and into its wholly-owned subsidiary, Sunshine Merger Company, pursuant to which Sunshine Merger Company was the surviving entity and was renamed Sunshine Mining and Refining Company, resulting in the retirement of all of Sunshine's outstanding Preferred Stock in exchange for approximately 63 million shares of Common Stock and 7.3 million warrants to purchase one share of Common Stock at $1.38 through May 22, 2001. As a result, the Company recognized a $40 million gain applicable to Common Shares representing the excess of the aggregate redemption value of the Preferred Stock (approximately $130 million including cumulative dividends in arrears of $44.8 million) over the sum of the value of securities issued and related transaction costs.

The difference between the carrying amount and the stated value of the Preferred Stock was being accrued ratably over the period the Preferred Stock was expected to be outstanding under the provisions of the mandatory redemption requirements. Accordingly, $0.5 million was charged to the deficit for the year ended December 31, 1996 and added to the carrying amount of the Preferred Stock.

As part of the Eurobond issuance, 2.1 million warrants to purchase one share of common stock at $2.875 were issued. These warrants expire on March 20, 2001.

The Company has 10.1 million warrants outstanding which were issued in a rights offering to stockholders in July 1994. The exercise price of the warrants is $2.12 per share subject to antidilution adjustments. The warrants expire on March 9, 1999, and may be redeemed at the option of the Company, in whole or in part, at any time on or after March 9, 1996, at a redemption price of $0.50 per warrant.

The Company has three stock option plans under which options may be or have been granted to members of management. The stock option plans cover a total of 13.0 million shares with 7.2 million options being available for grant at December 31, 1998. The option price may not be less than the market price of the common stock on the date granted. Payment of the exercise price may be made in cash or by delivery of shares of common stock, having a market value equal to the exercise price.

                      Sunshine Mining and Refining Company

7. STOCKHOLDER'S EQUITY (DEFICIT)(CONTINUED)

The 1995 Employee Nonqualified Stock Option Plan (the 1995 Plan) provides for the granting of options to key employees or potential key employees and, on December 7 each year, automatic grants of 25,000 options to each non-employee director. The total number of shares available for issuance under the 1995 Plan is 10,000,000.

Under the 1995 Plan, vesting of options is determined by the directors when granted. Options under the 1993 Incentive Stock Option Plan vest one year following date of grant. All options expire 10 years following date of grant.

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

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.47%, 5.79% and 6.43%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .572, .438 and .366; and a weighted-average expected life of the option of three years.

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

7. STOCKHOLDER'S EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) for the year ended December 31:

                                                                  1998          1997           1996
                                                                --------      --------       -------
        Pro forma net income (loss) applicable to common
          shares                                                $(64,929)     $(19,412)      $10,667
        Pro forma basic and diluted earnings (loss) per share   $  (0.25)     $  (0.08)      $  0.05


A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                1998                        1997                       1996
                                      ------------------------   ------------------------   ------------------------
                                                    WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                     AVERAGE                    AVERAGE                    AVERAGE
                                        OPTIONS     EXERCISE      OPTIONS       EXERCISE     OPTIONS       EXERCISE
                                         (000)        PRICE        (000)         PRICE        (000)          PRICE
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding, beginning of
  year                                     4,854    $     1.49        4,972    $     1.52        2,445    $     1.58
Granted                                      150          0.63          442          1.13        3,390          1.47
Exercised                                    (50)         0.91           --            --           --            --
Forfeited                                   (115)         1.51         (560)         1.50         (863)         1.51
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding,
  end of year                              4,839          1.46        4,854    $     1.49        4,972    $     1.52
                                      ==========    ==========   ==========    ==========   ==========    ==========

Exercisable at end of
  year                                     4,839          1.46        4,697    $     1.50        4,892    $     1.52
Weighted-average fair
  value of options
  granted during the year
                                                    $     0.26                 $     0.28                 $     0.28

                      Sunshine Mining and Refining Company

7. STOCKHOLDER'S EQUITY (CONTINUED)

Exercise prices for options outstanding as of December 31, 1998, ranged from $0.625 to $2.875. The weighted-average remaining contractual life of those options is approximately seven years.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     1998           1997           1996
                                                                   --------      ---------       ---------
                                                                          (In thousands, except
                                                                            per share amounts)
Numerator:
   Net loss                                                        $(64,845)     $ (19,308)      $ (25,902)
   Gain on retirement and exchange of preferred stock
                                                                          -              -          40,124
   Preferred stock dividends                                              -              -          (2,622)
                                                                   --------      ---------       ---------
   Numerator for basic earnings per share - income (loss)
     available to common shareholders
                                                                    (64,845)       (19,308)         11,600

Denominator:
   Denominator for basic and diluted earnings per share
     -weighted-average shares                                       256,871        255,137         222,584

Basic and diluted earnings (loss) per share                        $  (0.25)     $   (0.08)      $    0.05
                                                                   --------      ---------       ---------

All stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because including them would have been antidilutive.

9. EMPLOYEE BENEFIT PLANS

The pension plan for hourly employees covered by a collective bargaining agreement (the Negotiated Plan) is a trusteed defined benefit plan. Benefits under the plan are based on years of service and includes provisions that would apply in the event of the permanent shutdown of the Sunshine Mine for present employees who were also covered by a predecessor plan terminated in 1986. The Company's trusteed defined benefit pension plan for employees not covered by a collective bargaining agreement (the Frozen Plan) was amended to freeze all participant's benefits as of December 31, 1993.

                      Sunshine Mining and Refining Company

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth the funded status of the Company's trusteed defined benefit plans and the related amounts included in accrued pension and other postretirement benefits at December 31:

                                                             COMBINED
                                                    ------------------------
                                                       1998          1997
                                                    ----------    ----------
                                                          (In Thousands)
Change in benefit obligation:
   Benefit obligation at beginning of year          $    5,398    $    4,961
   Service cost                                            227           236
   Interest cost                                           380           358
   Amendments                                               86            --
   Actuarial (gains) losses                                256            72
   Benefit payments                                       (243)         (229)
                                                    ----------    ----------
Benefit obligation at end of year                        6,104         5,398

Change in plan assets:
   Fair value of plan assets at beginning of year        4,945         3,710
   Actual return on plan assets                            744           807
   Employer contributions                                  396           657
   Benefit payments                                       (243)         (229)
                                                    ----------    ----------
Fair value of plan assets at end of year                 5,842         4,945
                                                    ----------    ----------

Funded (underfunded) status                               (262)         (453)

Unrecognized prior service cost                            614           660
Unrecognized net (gains)/losses                           (387)         (402)
Unrecognized transition asset                              (57)          (85)
Additional minimum liability                              (477)         (367)
                                                    ----------    ----------

Prepaid (accrued) benefit cost                      $     (569)   $     (647)
                                                    ==========    ==========

                      Sunshine Mining and Refining Company

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Net periodic pension costs relating to the Company's defined benefit plans consist of the following for the year ended December 31:

                                             1998          1997          1996
                                          ----------    ----------    ----------
                                                      (In thousands)
         Service cost                     $      227    $      236    $      214
         Interest cost                           380           358           334
         Actual return on plan assets           (743)         (807)         (427)
         Net amortization and deferrals          345           515           274
                                          ----------    ----------    ----------
         Net periodic pension cost        $      209    $      302    $      395
                                          ==========    ==========    ==========

The benefit obligation and fair value of plan assets by plan at December 31, 1998 (in thousands):

                                                NEGOTIABLE       FROZEN
                                                   PLAN           PLAN
                                               -----------     ----------
         Benefit obligation                    $     4,931     $    1,173
         Fair value of plan assets             $     4,378     $    1,464

The following weighted average assumptions were used in computing pension costs for the Company's trusteed defined benefit plans for the year ended December 31:

                                                    1998            1997           1996
                                                    ----            ----           ----
 Discount rate                                      7.00%           7.50%          7.00%
 Rate increase in compensation                         0%              0%             0%
 Expected long-term rate of return on assets        9.00%           9.00%          9.00%

The Company's funding policy, with respect to trusteed defined benefit plans, is to make contributions annually equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plans consist of pooled fixed income securities, pooled equity securities, and cash or cash equivalents.

                      Sunshine Mining and Refining Company

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The Company also has a defined contribution plan for employees not covered by a collective bargaining agreement. The Company's Board of Directors determines annually if a contribution will be made, and if so, in what amount. Contributions charged to operations during 1998, 1997, and 1996 were $151,000, $176,000, and $183,000, respectively.

The Company also sponsors a plan under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees not covered by a collective bargaining agreement. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 10% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Company contributions charged to operations during 1998, 1997, and 1996 were $115,000, $90,000, and $84,000, respectively.

Postretirement medical and dental benefits are currently provided only to certain employees who retired before 1987. The Company's policy is to fund the cost of these plans as claims are incurred.

                      Sunshine Mining and Refining Company

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table sets forth the computation of the accrued liability for postretirement medical, dental, and life insurance benefits at December 31:

                                                                          COMBINED
                                                                    -------------------
                                                                      1998        1997
                                                                    -------     -------
                                                                       (In Thousands)
         Change in benefit obligation:
           Benefit obligation at beginning of year                  $ 4,626     $ 4,611
           Service cost                                                   7           6
           Interest cost                                                343         325
         Participants' contributions                                     11          --
         Amendments                                                    (862)         --
         Actuarial (gains) losses                                       430         193
         Benefit payments                                              (625)       (509)
                                                                    -------     -------
         Benefit obligation at end of year                          $ 3,930     $ 4,626

         Change in plan assets:
            Fair value of plan assets at beginning of year               --          --
            Employer contributions                                      614         509
            Participants' contributions                                  11          --
            Benefit payments                                           (625)       (509)
                                                                    -------     -------
         Fair value of plan assets at end of year                        --          --
                                                                    -------     -------

         Funded (underfunded) status                                 (3,930)     (4,626)

         Unrecognized prior service cost                             (1,259)       (429)
         Unrecognized net (gains)/losses                                499          94
                                                                    -------     -------
         Prepaid (accrued) benefit cost                             $(4,690)    $(4,961)
                                                                    =======     =======

         Weighted average assumptions for end of year disclosure:
         Discount rate                                                 7.00%       7.25%
         Initial trend rate                                            7.25%       7.75%
         Ultimate trend rate                                           5.00%       5.00%
         Number of years from initial to ultimate trend                   3           4

                      Sunshine Mining and Refining Company

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, changing the assumed health care cost trend rates by one percentage point each year would have the following effects on the latest actuarial calculations:

                                                                      1-Percentage        1-Percentage
                                                                      Point Increase      Point Decrease
                                                                      --------------      --------------
         Effect on total of service and interest cost components         $      21            $    (18)
         Effect on postretirement benefit obligation                     $     217            $   (192)

Net periodic postretirement benefit cost for these plans includes the following components for the year ended December 31:

                                                  1998        1997        1996
                                                --------    --------    --------
                                                        (In Thousands)
         Service cost                           $      7    $      6    $      7
         Interest cost                               343         325         340
         Net amortization                             (6)        (30)         --
                                                --------    --------    --------
         Net periodic cost                      $    344    $    301    $    347
                                                ========    ========    ========

Interest costs on the projected benefit obligations and the actual returns on plan assets of the postretirement benefit plans are included in interest expense and other income, respectively, in the accompanying consolidated statements of operations.

10. COMMITMENTS AND CONTINGENCIES

The EPA has identified the Company and SPMI as Potentially Responsible Parties
(PRPs) at one site and SPMI as a PRP at another site under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), alleging that the Company and SPMI at one site and SPMI at the other site arranged for the disposal of hazardous substances. One of the sites is located in Kellogg, Idaho, and the other site is located in Spokane, Washington.

                      Sunshine Mining and Refining Company

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

At the first site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the Smelter Area) and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville, and Pinehurst, Idaho, encompassed by the Site (the Residential Areas). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to continue for another three to four years, and the Company has accrued $2.4 million for its (including SPMI's) share (12.4%) of the estimated remaining remediation costs at December 31, 1998.

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

On July 31, 1991, the Coeur d'Alene Indian Tribe (the Tribe) filed an action in the United States District Court, District of Idaho against the Company and seven other Bunker Hill Superfund Site PRPs seeking a declaratory judgment that the Tribe has five years in which to file a natural resource damage claim under CERCLA against the PRPs and others or, alternatively, for damages in an unspecified amount resulting from the loss, destruction or injury to natural resources allegedly caused by the defendants. The Company believes that a settlement by SPMI of all natural resources claims with the State of Idaho in May 1986 bars the Tribe's action.

                      Sunshine Mining and Refining Company

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 22, 1996, a complaint was filed in the United States District Court for the District of Idaho on behalf of the United States Department of the Interior, United States Department of Agriculture, and the Environmental Protection Agency against Sunshine, SPMI, and other identified PRPs for alleged natural resource damages in the Coeur d'Alene Basin. The complaint seeks to recover natural resource damages and response costs under CERCLA and the Clean Water Act, and does not identify the amount of damages sought to be recovered. The Tribe's action was consolidated with this proceeding. The Company believes that the settlement by SPMI of all natural resource claims with the State of Idaho in May 1986 bars these claims, and that the complaints are without merit.

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

The United States has been granted an interlocutory appeal of the order to the Ninth Circuit Court of Appeals.

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

                      Sunshine Mining and Refining Company

11. FOREIGN OPERATIONS

The Company has mining projects in Argentina, primarily the Pirquitas Mine which is in the development stage. The Company began to capitalize development expenditures at the Pirquitas Mine in 1998 after proven and probable reserves were established at the end of 1997. Exploration expense for the Company's Argentina operations totaled $1.6 million, $4.4 million and $5.3 million for years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, amounts capitalized as property, plant, and equipment totaled $10.4 million.

Approximately $2.1 million for Value Added Taxes paid in Argentina are included in other assets. These taxes are recoverable from future exports of products produced from Argentina.

The recoverability of these amounts is dependent upon the ability of the Company to: (a) raise sufficient funding for development of the Pirquitas property, or
(b) sell all or a portion of the Company's interest in the property, or (c) merge with or form a joint venture with a company with greater financial resources to develop the properties.

The Company has engaged a professional engineering firm to conduct a bankable feasibility study on the Pirquitas property. The firm is in the process of completing a final optimization of the feasibility study, which will be used by the Company to attempt to raise funds for development of the property. Should the Company be unsuccessful in raising the necessary funds, it believes that Pirquitas could be sold for an amount in excess of the carrying value of the property and the tax receivable

12. SIGNIFICANT CUSTOMER

In 1998, 1997, and 1996, one customer accounted for sales of concentrate aggregating approximately $30.7 million, $24.2 million, and $13.8 million, respectively. Management believes that the loss of this purchaser would not have a material impact on the Company's consolidated financial condition or consolidated results of operations.

                      Sunshine Mining and Refining Company

13. PRECIOUS METALS RESERVES (UNAUDITED)

The table below presents data on proven and probable ore reserves, production and average prices for each of the years in the five-year period ended December 31, 1998 (in thousands, except average prices):

                              1998         1997         1996         1995         1994
                           ----------   ----------   ----------   ----------   ----------
SUNSHINE MINE
Reserves at December 31:
   Ounces of silver            37,383       39,808       36,241       30,810       27,908
Production:
   Tons of ore                    248          183          121          101          107
   Ounces of silver             5,806        4,253        2,578        1,731        2,079

PIRQUITAS MINE
Reserves at December 31       101,000       72,800           --           --           --

REVENUE - VIRGINIUS MINE
Reserves at December 31:
   Ounces of silver             6,208        6,208        6,208        5,098        5,098

AVERAGE PRICES:
   Ounce of silver         $     5.47   $     5.02   $     5.11   $     5.20   $     5.29

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

                      Sunshine Mining and Refining Company

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                 ----------------------------------------------------------
                                                    MARCH         JUNE          SEPTEMBER         DECEMBER
                                                     31            30               30               31
                                                 ----------    ----------       ----------       ----------
1998:
   Operating revenues                            $    9,740    $    8,553       $    8,484       $    8,189
   Cost of revenues                                   6,950         7,455            7,130            6,830
   Income (loss) applicable to common shares             71        (6,612)         (54,494)(a)       (3,810)
   Basic income (loss) per common share          $     (.00)   $     (.03)      $     (.21)      $     (.01)
   Diluted income (loss) per common and
     common equivalent share                     $     (.00)   $     (.03)      $     (.21)      $     (.01)

1997:
   Operating revenues                            $    5,732    $    4,320       $    7,626       $    7,315
   Cost of revenues                                   5,756         5,101            6,663            5,469
   Loss applicable to common shares                  (5,933)       (6,980)          (3,328)          (3,067)
   Basic loss per common share                   $     (.02)   $     (.03)      $     (.01)      $     (.01)
   Diluted loss per common and
     common equivalent share                     $     (.02)   $     (.03)      $     (.01)      $     (.01)


(a)  Includes an impairment charge of $50,425

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunshine Mining and Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       DATED this 12th day of March, 1999.

                                SUNSHINE MINING AND REFINING COMPANY


                                By /s/ WILLIAM W. DAVIS
                                   ------------------------------------------
                                   William W. Davis, Executive Vice President
                                   and Chief Financial Officer

                                POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Sunshine Mining and Refining Company (the "Company") hereby constitutes and appoints John S. Simko, William W. Davis, and Robert H. Peterson, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all documents relating to the Company's Form 10-K for the year ended December 31, 1998, including and all amendments and supplements hereto, with any regulatory authority granting said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 4th day of March, 1999.


NAME                                                 CAPACITIES
----                                                 ----------
/s/ JOHN S. SIMKO                                    Director, Chairman of the Board, and
------------------------------------                 Chief Executive Officer
 John S. Simko


/s/ G. CHRIS ANDERSEN                                Director
------------------------------------
 G. Chris Andersen


/s/ DANIEL D. JACKSON                                Director
------------------------------------
 Daniel D. Jackson


/s/ V. DALE BABBITT                                  Director
------------------------------------
 V. Dale Babbitt


/s/ WILLIAM W. DAVIS                                 Executive Vice President
------------------------------------                 and Chief Financial Officer
 William W. Davis


/s/ ROBERT B. SMITH, JR.                             Director
------------------------------------
 Robert B. Smith, Jr.


/s/ OREN G. SHAFFER                                  Director
------------------------------------
Oren G. Shaffer


/s/ GEORGE M. ELVIN                                  Director
------------------------------------
George M. Elvin

                               INDEX TO EXHIBITS


  EXHIBIT
     NO.                      EXHIBIT
  -------                     -------
    3.1    Certificate of Incorporation of Sunshine filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No.
              33-98876, which exhibit is incorporated herein by reference.

    3.2    Amendment to Certificate of Incorporation of Sunshine filed as
              Exhibit 4.1 to the Company's Current Report on Form 8-K dated May
              22, 1996 (File No. 001-10012), which exhibit is incorporated herein by reference.

    *3.3   Bylaws of Sunshine.

    4.1 Certificate of Incorporation of Sunshine, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4, Registration No.
              33-98876, which exhibit is incorporated herein by reference.

    4.2    Amendment to Certificate of Incorporation of Sunshine, filed as
              Exhibit 4.1 to the Company's Current Report on Form 8-K, dated May
              22, 1996 (File No. 001-10012), which exhibit is incorporated herein by reference.

    4.3    Warrant Agreement, dated as of February 1, 1996, between Sunshine
              Merger Company and American Stock Transfer & Trust Company, as
              Warrant Agent, filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.4 Warrant Agreement, dated as of February 3, 1994, between Sunshine and American Stock Transfer & Trust Company, as Warrant Agent, filed as Exhibit 4.3 to Sunshine's Registration Statement on Form
              S-1, Registration No. 33-73608, as amended, which exhibit is incorporated herein by reference.

    4.5    Form of Supplemental Warrant Agreement, dated as of February 1,
              1996, between Sunshine Merger Company and American Stock Transfer
              & Trust Company, as Warrant Agent, filed as Exhibit 4.10 to the
              Company's Registration Statement on Form S-4, Registration No.
              33-98876, which exhibit is incorporated herein by reference.

    4.6    Warrant Certificate, filed as Exhibit 4.3 to the Company's
              Registration Statement on Form S-4, Registration No. 33-98876, which exhibit is incorporated herein by reference.

    4.7    Form of Warrant Certificate filed as Exhibit 4.4 to Sunshine's
              Registration Statement on Form S-1 Registration No. 33-73608, as amended, which exhibit is incorporated herein by reference.

    4.8 Specimen Stock Certificate of the Common Stock, $0.01 par value, of Sunshine filed as Exhibit 4.2 to Sunshine's Registration
              Statement on Form S-1, Registration No. 33-63446 as amended, which exhibit is incorporated herein by reference.

    4.9    Form of Indenture, dated as of July 15, 1988, between Sunshine and
              MTrust Corp., National Association, with respect to Sunshine's
              Convertible Subordinated Debentures due July 15, 2008 filed as
              Exhibit 4.25 to Sunshine's Registration Statement on Form S-3,
              Registration No. 33-21159, which exhibit is incorporated herein by reference.

    4.10   First Supplemental Indenture, dated as of August 8, 1988, Second
              Supplemental Indenture, dated as of November 10, 1988, and Third
              Supplemental Indenture, dated as of April 10, 1991, between the Company and Ameritrust Texas, N.A., the successor to MTrust Corp.,
              National Association relating to the issuance of the Convertible
              Subordinated Debentures filed as Exhibit 4.3 to Sunshine's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1990, which exhibit is incorporated herein by reference.

    4.11   Form of Fourth Supplemental Indenture, between the Company and
              Texas Commerce Bank National Association, as successor to
              Ameritrust Texas, National Association, formerly known as MTrust
              Corp., National Association, filed as Exhibit 4.10 to the
              Company's Registration Statement on Form S-4, Registration No.
              33-98876, which exhibit is incorporated herein by reference.

    4.12   Trust Deed, dated as of March 21, 1996, between Sunshine, Sunshine
              Precious Metals, Inc. and Marine Midland Bank and Form of Note filed as Exhibits 4.5 and 4.6 to Sunshine's Registration Statement on Form S-3, Registration No. 333-06537, which exhibits are incorporated herein by reference.

    4.13   Warrant Agreement, dated as of June 21, 1996, between Sunshine,
              Rauscher, Pierce & Clark and HSBC Investment Banking Limited and
              Form of Warrant Certificate filed as Exhibits 4.7 and 4.8 to
              Sunshine's Registration Statement on Form S-3, Registration No.
              333-06537, which exhibits are incorporated herein by reference.

    4.14   Specimen form of Warrant to Purchase Common Stock issued on
              November 24, 1997 to affiliates of Stonehill Investment Corp.
              filed as Exhibit 10.12 to Sunshine's Registration Statement on
              Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    4.15   Specimen form of Senior Convertible Promissory Note issued on
              November 24, 1997 to affiliates of Stonehill Investment Corp.
              filed as Exhibit 10.13 to Sunshine's Registration Statement on
              Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    *4.16  Amendment, dated December 11, 1998, to Warrants to Purchase Common
              Stock issued on November 24, 1997 to affiliates of Stonehill
              Investment Corp.

    4.17   Specimen form of 5% Convertible Promissory Note, due January 28,
              2001, filed as Exhibit 4.2 to the Registrant's Current Report on
              Form 8-K, dated January 28, 1999 (File No. 001-10012), which exhibit is incorporated herein by reference.

   *4.18   Bylaws of Sunshine, filed herein as Exhibit 3.3.


    o10.1  1987 Employee Nonqualified Stock Option Plan of Sunshine filed as
              Exhibit 10.9 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, which exhibit is incorporated herein by reference.

    o10.2  Amendment No. 1 to the 1987 Employee Nonqualified Stock Option
              Plan of Sunshine filed as Exhibit 10.8 to Sunshine's Registration
              Statement on Form S-1, Registration No. 33-63446, as amended, which exhibit is incorporated herein by reference.

    o10.3  Amendment No. 2 to the 1987 Employee Nonqualified Stock Option
              Plan of Sunshine filed as Exhibit 10.1 to Sunshine's Quarterly
              Report on Form 10-Q for the period ended June 30, 1994, which exhibit is incorporated herein by reference.

    o10.4  1993 Incentive Stock Option Plan of Sunshine filed as Exhibit
              10.18 to Sunshine's Registration Statement on Form S-1,
              Registration No. 33-63446, as amended, which exhibit is incorporated herein by reference.

    o10.5  1995 Employee Nonqualified Stock Option Plan of Sunshine filed as
              Exhibit 10.5 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

    o10.6  Form of Executive Employment Agreement entered into as of January
              1, 1994, between Sunshine and John S. Simko filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1, Registration No.
              33-73608, as amended, which exhibit is incorporated herein by reference.

    o10.7 Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and William W. Davis filed as Exhibit 10.9 to
              Sunshine's Registration Statement on Form S-1, Registration No.
              33-73608, as amended, which exhibit is incorporated herein by reference.

    o10.8  Form of Executive Employment Agreement entered into as of January
              1, 1994, between Sunshine and Harry F. Cougher filed as Exhibit
              No. 10.10 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which exhibit is incorporated herein by reference.

    10.9   Mining Lease, dated as of March 15, 1994, between
              Revenue-Virginius Mines Corporation, a Colorado corporation, as lessor, and Sunshine, as lessee, filed as Exhibit No. 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended
              March 31, 1994, which exhibit is incorporated herein by reference.

    10.10  Agreement, dated as of July 1, 1995 by and between Consolidated
              Silver Corporation and Sunshine Precious Metals, Inc., as purchaser, for the purchase of a certain mining property filed as
              Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 10, 1995, which exhibit is incorporated herein by reference.

    10.11 Registration Rights Agreement, dated as of November 24, 1997, between the Company and Stonehill Partners, L.P., GRS Partners,
              Aurora Limited Partnership and Stonehill Offshore Partners Limited filed as Exhibit 10.11 to Sunshine's Registration Statement on
              Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    10.12  Specimen form of Warrant to Purchase Common Stock issued on
              November 24, 1997 to affiliates of Stonehill Investment Corp.
              filed as Exhibit 10.12 to Sunshine's Registration Statement on
              Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    *10.13 Amendment, dated December 11, 1998, to Warrants to Purchase Common
              Stock issued on November 24, 1997 to affiliates of Stonehill
              Investment Corp., filed herewith as Exhibit 4.16


    10.14  Specimen form of Senior Convertible Promissory Note issued on
              November 24, 1997 to affiliates of Stonehill Investment Corp.
              filed as Exhibit 10.13 to Sunshine's Registration Statement on
              Form S-3, Registration No. 333-41641, which exhibit is incorporated herein by reference.

    10.15 Registration Rights Agreement, dated as of January 28, 1999, between the Company, Westgate International, L.P. and Elliott
              Associates, L.P. filed as Exhibit 4.1 to Sunshine's Current Report on Form 8-K (File No. 001-10012), which exhibit is incorporated herein by reference.

    10.16  Form of 5% Convertible Note due January 28, 2001 filed as Exhibit
              4.2 to Sunshine's Current Report on Form 8-K dated January 28,
              1999 (File No. 001-10012), which exhibit is incorporated herein by reference.

    10.17  Convertible Note Investment Agreement, dated as of January 27,
              1999, between the Company, Westgate International, L.P. and
              Elliott Associates, L.P. filed as Exhibit 10.1 to Sunshine's
              Current Report on Form 8-K (File No. 001-10012), which exhibit is incorporated herein by reference.

    21.1   Subsidiaries of Sunshine filed as Exhibit 22.1 to Sunshine's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

    *23.1  Consent of Ernst & Young LLP.

    *24.1 Power of attorney of the officers and directors of the Company, included on the signature page hereof.

    *27.1  Financial Data Schedules

----------
*  Filed herewith

o  Management contract or compensatory plan or arrangement.