Form 10-Q
period 1999-03-31
SUNSHINE MINING & REFINING CO
filed 1999-05-14
CIK 833376

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ______________________ to _____________________

                         Commission File Number 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  75-2618333
-------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                   877 W. Main, Suite 600, Boise, Idaho 83702
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
Yes [X]      No  [ ]

                                                   Number of Shares Outstanding
Title of Each Class of Common Stock                        at May 6, 1999
-----------------------------------                ----------------------------
   Common Stock, $.01 par value                              276,646,009

                                    1 of 10

                      SUNSHINE MINING AND REFINING COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                              March 31         December 31
                                                                1999              1998
                                                              ---------         ---------
ASSETS

Current assets:
   Cash and cash investments                                 $   4,131         $   1,412
   Silver bullion                                                5,234             5,203
   Accounts receivable                                           4,322             2,801
   Inventories (Note 2)                                          3,031             4,236
   Other current assets                                          1,042             1,845
                                                             ---------         ---------
      Total current assets                                      17,760            15,497

Property, plant and equipment, at cost                          57,392            57,114
  Less accumulated depreciation,
    depletion and amortization                                 (36,750)          (36,700)
                                                             ---------         ---------
                                                                20,642            20,414
Investments and other assets                                     3,850             3,986
                                                             ---------         ---------
                       Total assets                          $  42,252         $  39,897
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $     844         $   1,413
  Accrued expenses                                               3,570             4,368
  Current portion, long term debt                               27,774                 0
                                                             ---------         ---------
      Total current liabilities                                 32,188             5,781

Long-term debt                                                  21,200            42,597
Accrued pension and other postretirement benefits                5,357             5,498
Other long-term liabilities and deferred credits                 3,526             3,487

Stockholders' equity:
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      March 31, 1999 - 276,868
      December 31, 1998 - 263,971                                2,769             2,640
  Paid-in capital                                              713,995           714,004
  Deficit                                                     (735,673)         (733,000)
                                                             ---------         ---------
                                                               (18,909)          (16,356)
  Less treasury stock, at cost:
     March 31, 1999 - 4,563 shares
     December 31, 1998 - 4,563 shares                           (1,110)           (1,110)
                                                             ---------         ---------
                                                               (20,019)          (17,466)
                                                             ---------         ---------
        Total liabilities and stockholders' equity           $  42,252         $  39,897
                                                             =========         =========

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1999 AND 1998
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                1999             1998
                                                             ---------         ---------

Operating revenues                                           $   9,651         $   9,740
Mark to market gain                                                 83               792
                                                             ---------         ---------
                                                                 9,734            10,532
                                                             ---------         ---------
Costs and expenses:
   Cost of revenues                                             (8,734)           (6,950)
   Depreciation, depletion
      and amortization                                            (462)           (1,395)
   Exploration                                                    (551)           (1,045)
   Selling, general and
      administrative expense                                    (1,215)           (1,206)
                                                             ---------         ---------
                                                               (10,962)          (10,596)
                                                             ---------         ---------
Other income (expense)
   Interest income                                                  57               219
   Interest and debt expense                                    (1,855)           (1,685)
   Other, net                                                      353             1,601
                                                             ---------         ---------
                                                                (1,445)              135
                                                             ---------         ---------
Net Income (loss)                                            $  (2,673)        $      71
                                                             =========         =========
Basic and fully diluted income (loss)
    per common share:                                        $   (0.01)        $    0.00
                                                             =========         =========
Weighted average common shares outstanding                     260,114           255,684
                                                             =========         =========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                       Three Months Ended March 31
                                                                            1999            1998
                                                                          --------        --------
Cash used by operating activities:
  Net income (loss)                                                      $ (2,673)        $     71
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
      Depreciation, depletion and amortization                                462            1,395
      Amortization of debt issuance costs and accretion
         of debt discount                                                     695              587

      Net (increase) decrease in:
        Silver bullion                                                        (31)            (622)
        Accounts receivable                                                (1,521)          (2,031)
        Inventories                                                         1,205             (111)
        Other assets and deferred charges                                      58           (1,762)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                              (1,367)            (557)
        Accrued pension and other postretirement benefits                    (141)             (43)
        Other liabilities and deferred credits                                 38             (419)
                                                                         --------         --------
    Net cash used by operations                                            (3,275)          (3,492)
                                                                         --------         --------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                 (689)          (1,375)
  Proceeds from investments                                                   803               --
                                                                         --------         --------
    Net cash provided (used) by investing activities                          114           (1,375)
                                                                         --------         --------
Cash provided (used) by financing activities:
  Proceeds from issuance of long term debt, net
      of issuance costs                                                     5,875               (6)
  Proceeds from issuance of common stock upon exercise of stock
      options and warrants                                                      5               46
                                                                         --------         --------
    Net cash provided by financing activities                               5,880               40
                                                                         --------         --------
Increase (decrease) in cash and cash investments                            2,719           (4,827)
Cash and cash investments, January 1                                        1,412           15,985
                                                                         --------         --------

Cash and cash investments, March 31                                      $  4,131         $ 11,158
                                                                         ========         ========

Supplemental cash flow information -
  Interest paid in cash                                                  $    658         $  1,274
                                                                         ========         ========


                           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1998.

2.       INVENTORIES

         The components of inventory consist of the following:


                                                            March 31    December 31
                                                              1999         1998
                                                            ------        ------

Precious Metals Inventories:
     Work in process                                         $1,511        $2,831
     Finished goods                                              94            49
Materials and supplies inventories                            1,426         1,356
                                                             ------        ------
                                                             $3,031        $4,236
                                                             ======        ======


3.       LONG-TERM DEBT

         In January, 1999, the Company completed a private placement of 5% Convertible Notes due January 28, 2001 totaling $6 million. The notes may generally be converted into common stock of the Company at a per-share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The conversion price for one-half of the notes has been fixed at a maximum of $0.6875.

         In March, 1999, the Company issued 12.7 million shares to holders of its 8% Senior Exchangeable Notes due March 21, 2000 ("the Eurobonds"). Such shares were issuable in settlement of the additional amount to be paid if the Company's conversion stock did not trade at a price 33% above the conversion price of the Eurobonds for a period of 45 consecutive trading days.

         In April, 1999, the Company retired $1.5 million of the Eurobonds by the issuance of 2.7 million shares of common stock.

         On May 1, 1999, pursuant to the terms of the Company's 10% Senior Exchangeable notes due November 24, 2002, the conversion price for $7.5 million principal amount was reset to $.4313 per share from $.95 per share.

4.       OPERATIONS

         The Company's operations have generated losses and a net use of cash from operations in each of the last several years. The Company ended the quarter with a working capital deficit of $14.4 million, including $26.5 million for the Eurobonds which mature March 21, 2000. Cash and silver bullion held for investment totaled $9.4 million at March 31, 1999. These financial results are primarily a result of continued depressed silver prices and lower by-product prices resulting in margins that are insufficient to cover the Company's other expenses.

         The Company has taken specific actions in attempts to ensure its ability to continue operations at least through the next 12 months. Specifically, the Company has reduced exploration and development expenditures at its Argentina subsidiary primarily to the level required to complete the feasibility study for the Pirquitas Mine, implemented cost reduction and cash conservation plans and initiatives to reduce its work-in-process inventory. Furthermore, the Company is currently exploring possible options of refinancing the Eurobonds prior to maturity in conjunction with its efforts to finance the development of the Pirquitas Mine. No assurance can be given as to the availability of such financing.

         The Company expects that the above-described steps should be sufficient to fund operations at least through the next 12 months. However, the Company's inability to successfully implement the above described actions or a further decrease in the price of silver could materially adversely impact the Company's ability to continue operating through 2000.

                      SUNSHINE MINING AND REFINING COMPANY

          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations for the
                   Three Months Ended March 31, 1999 and 1998

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

LIQUIDITY AND CAPITAL RESOURCES


         Working capital at March 31, 1999 was a deficit of $14.4 million. This deficit includes $26.5 million for the 8% Senior Exchangeable Notes ("the Eurobonds"), which mature March 21, 2000. Cash and silver bullion held for investment totaled $9.4 million at the end of the quarter.

          The Company is currently exploring possible options of refinancing the Eurobonds prior to maturity in conjunction with its efforts to finance the development of the Pirquitas Mine in northwest Argentina. No assurance can be given as to the availability of such financing. The Company's inability to successfully refinance the Eurobonds could materially adversely impact the Company's ability to continue operating through 2000.

         Work on Pirquitas in 1999 has focussed on completion of the independent feasibility study to be used in conjunction with financing the project. The study, completed in April 1999, has estimated that pre-production capital cost of mine development will total $124 million during a two-year pre-production period. Initial annual production from the mine is estimated to average 11 million ounces of silver over its first four years of production, and it is expected to average approximately 9.2 million ounces of silver and
7.1 million pounds of tin over a ten year mine life.

         The estimated net cash cost of production of an ounce of silver is projected to be less than $1.50, net of tin and zinc by-product credits. Assuming a $5.50 silver price and a tin price of $2.54 per pound, proven and probable reserves are presently estimated to be 23.9 million tons of ore containing 116 million ounces of silver, 156 million pounds of tin and 272 million pounds of zinc. The Company expects future development and exploration work at the site to expand reserves.

         The study reflects an unleveraged, after-tax, internal rate of return of 20% on the $124 million development cost. Debt financing of the project will increase the return on invested capital to well over 25%.

                  The Company is also planning a major exploration and development project to provide access to reserves in the eastern area of the Sunshine Mine and provide a major exploration platform for evaluating a number of undeveloped areas in the eastern portion of the mine. If successful in developing major new ore bodies, the project envisions rehabilitation of the ConSil shaft to increase the mine's production capacity by 50% and is expected to further reduce net cash production costs to less than $4.00 per ounce. The total cost of the project is expected to be between $2 million and $4 million over two years. This project is currently being funded from available cash balances.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 1999 was $3.3 million compared to $3.5 million in the first quarter of 1998. The $200 thousand decrease was primarily due to changes in working capital components mostly offset by a $1.5 million cash operating loss in the first quarter of 1999 compared to a $2.0 million cash operating income in the first quarter of 1998. The decline resulted primarily from a $700 thousand reduction in mark to market gains and a reduction of $1.22 in average per ounce silver price received for silver sold (which resulted in a $1.7 million decline in operating revenues for the 1.4 million ounces sold in the 1999 quarter) and the $1.2 million decline in other, net.

         Investing activities in the first quarter of 1999 included $803 thousand proceeds from investment recoveries and $689 thousand of additions to property, plant and equipment primarily for the development of Pirquitas. Investing activities in the first quarter of 1998 used approximately $1.4 million of cash including $900 thousand for the development of Pirquitas and $419 thousand of capital expenditures at the Sunshine Mine.

         Cash provided by financing activities in 1999 primarily consists of $5.9 million net proceeds from the issuance of convertible notes.

IMPACT OF YEAR 2000

         The Company has completed its review of all hardware and software systems operated or licensed in The Company's business. The Company has identified an interface between two programs which handle report writing procedures which will not properly transfer dates after January 1, 2000, although each program itself can properly interpret the date. The Company expects to have this interface remedied timely, and at nominal cost.

         The Company has contacted its significant vendors, supplier, customers and other third parties as to their Year 2000 exposure and compliance. To date, the Company is not aware of any third parties with Year 2000 issue that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000, resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Consolidated operating revenues decreased approximately $90 thousand (1%) for the first quarter of 1999 compared to the first quarter of 1998, while mark to market gains on work in process inventories and investment bullion decreased $710 thousand. The decrease in operating revenues primarily resulted from a decrease in the average price received per ounce of silver sold (1,686,138 ounces of silver at an average of $5.21 per ounce in the 1999 quarter compared to 1,311,180 ounces at an average of $6.43 per ounce in the 1998 quarter), a $285 thousand decrease in by-product revenue, and a $151 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. These decreases were partially offset by the 375 thousand ounce increase in silver sales volume. The silver sales volume increase primarily resulted from a 125 thousand ounce (10%) increase in production in the 1999 quarter and a reduction of work in process inventories totaling 260 thousand ounces of silver. By-product revenue decreased because of lower average prices received and decreased lead production and sales, partially offset by increased pounds of copper sold.

         Cost of revenues increased $1.8 million (25.7%) from $6.95 million in the first quarter of 1998 to $8.7 million in the first quarter of 1999 primarily due to the 10% increase in production in 1999 ($600 thousand) and the reduction of work in process inventories ($1.3 million in 1999 compared to $90 thousand in 1998).

         Unit cash production costs (before by-product credits) decreased $.26 to $5.00 per ounce of silver. This reduction was primarily due to the increase in silver production resulting from a 2.22 ounce per ton (9.4%) increase in average grades from 1998 to 1999 (1.425 million ounces produced from 56,759 tons at 25.89 ounces per ton in 1999 versus 1.3 million ounces from 56,700 tons at 23.67 ounces per ton in 1998). The decrease in by-product revenue resulted in a $.23 reduction in by-product credits per ounce of silver.

         Depreciation, depletion and amortization decreased by approximately $933 thousand as a result of the writedown of the Sunshine Mine in the third quarter of 1998.

         Exploration expense decreased $500 thousand in 1999 compared to 1998 primarily due to a reduction of expenditures in Argentina. Additionally, approximately $677 thousand of expenditures at Pirquitas during 1999 have been capitalized compared to $900 thousand in the 1998 quarter.

         Interest income decreased $160 thousand due to lower average invested cash balances.

         Interest and debt expense increased $170 thousand primarily due to the $6 million of new convertible debt issued in January 1999, and higher amortization of debt discount for the outstanding Eurobonds.

         Other, net decreased $1.2 million primarily due to income of $1.6 million in 1998 recognized for a reduction of the valuation reserves previously recorded against certain investments.

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

                                         SUNSHINE MINING AND REFINING COMPANY


Dated:  May 14, 1999                     By:   /s/ WILLIAM W. DAVIS
                                           -----------------------------------
                                                William W. Davis
                                                Executive Vice President
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
 Number                    Description
-------                    -----------
  27                Financial Data Schedule