Form 10-Q/A
period 1999-03-31
SUNSHINE MINING & REFINING CO
filed 1999-05-25
CIK 833376

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

                                    1 of 10

                      SUNSHINE MINING AND REFINING COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                              March 31         December 31
                                                                1999              1998
                                                              ---------         ---------
ASSETS

Current assets:
   Cash and cash investments                                 $   4,131         $   1,412
   Silver bullion                                                5,234             5,203
   Accounts receivable                                           4,322             2,801
   Inventories (Note 2)                                          3,031             4,236
   Other current assets                                          1,042             1,845
                                                             ---------         ---------
      Total current assets                                      17,760            15,497

Property, plant and equipment, at cost                          57,392            57,114
  Less accumulated depreciation,
    depletion and amortization                                 (36,636)          (36,700)
                                                             ---------         ---------
                                                                20,756            20,414
Investments and other assets                                     3,850             3,986
                                                             ---------         ---------
                       Total assets                          $  42,366         $  39,897
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                           $     844         $   1,413
  Accrued expenses                                               3,529             4,368
  Current portion, long term debt                               27,774                 0
                                                             ---------         ---------
      Total current liabilities                                 32,147             5,781

Long-term debt                                                  20,623            42,597
Accrued pension and other postretirement benefits                5,320             5,498
Other long-term liabilities and deferred credits                 3,526             3,487

Stockholders' equity (deficit):
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      March 31, 1999 - 276,868
      December 31, 1998 - 263,971                                2,769             2,640
  Paid-in capital                                              714,957           714,004
  Deficit                                                     (735,866)         (733,000)
                                                             ---------         ---------
                                                               (18,140)          (16,356)
  Less treasury stock, at cost:
     March 31, 1999 - 4,563 shares
     December 31, 1998 - 4,563 shares                           (1,110)           (1,110)
                                                             ---------         ---------
                                                               (19,250)          (17,466)
                                                             ---------         ---------
        Total liabilities and stockholders' equity (deficit) $  42,366         $  39,897
                                                             =========         =========

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 1999 AND 1998
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                1999             1998
                                                             ---------         ---------

Operating revenues                                           $   9,651         $   9,740
Mark to market gain                                                 83               792
                                                             ---------         ---------
                                                                 9,734            10,532
                                                             ---------         ---------
Costs and expenses:
   Cost of revenues                                             (8,693)           (6,950)
   Depreciation, depletion
      and amortization                                            (348)           (1,395)
   Exploration                                                    (551)           (1,045)
   Selling, general and
      administrative expense                                    (1,215)           (1,206)
                                                             ---------         ---------
                                                               (10,807)          (10,596)
                                                             ---------         ---------
Other income (expense):
   Interest income                                                  57               219
   Interest and debt expense                                    (2,203)           (1,685)
   Other, net                                                      353             1,601
                                                             ---------         ---------
                                                                (1,793)              135
                                                             ---------         ---------
Net Income (loss)                                            $  (2,866)        $      71
                                                             =========         =========
Basic and fully diluted income (loss)
    per common share                                         $   (0.01)        $    0.00
                                                             =========         =========
Weighted average common shares outstanding                     260,114           255,684
                                                             =========         =========


                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                       Three Months Ended March 31
                                                                            1999            1998
                                                                          --------        --------
Cash used by operating activities:
  Net income (loss)                                                      $ (2,866)        $     71
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
      Depreciation, depletion and amortization                                348            1,395
      Amortization of debt issuance costs and accretion
         of debt discount                                                   1,079              587

      Net (increase) decrease in:
        Silver bullion                                                        (31)            (622)
        Accounts receivable                                                (1,521)          (2,031)
        Inventories                                                         1,205             (111)
        Other assets and deferred charges                                      58           (1,762)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                              (1,408)            (557)
        Accrued pension and other postretirement benefits                    (178)             (43)
        Other liabilities and deferred credits                                 39             (419)
                                                                         --------         --------
    Net cash used by operations                                            (3,275)          (3,492)
                                                                         --------         --------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                 (689)          (1,375)
  Proceeds from investments                                                   803               --
                                                                         --------         --------
    Net cash provided (used) by investing activities                          114           (1,375)
                                                                         --------         --------
Cash provided (used) by financing activities:
  Proceeds from issuance of long term debt, net
      of issuance costs                                                     5,875               (6)
  Proceeds from issuance of common stock upon exercise of stock
      options and warrants                                                      5               46
                                                                         --------         --------
    Net cash provided by financing activities                               5,880               40
                                                                         --------         --------
Increase (decrease) in cash and cash investments                            2,719           (4,827)
Cash and cash investments, January 1                                        1,412           15,985
                                                                         --------         --------

Cash and cash investments, March 31                                      $  4,131         $ 11,158
                                                                         ========         ========

Supplemental cash flow information -
  Interest paid in cash                                                  $    658         $  1,274
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

         The Company has restated its financial statements for the quarter ended March 31, 1999 to recognize the beneficial conversion feature of the 5% Convertible Notes (See Note 3.) of $962 thousand at January 28, 1999 (increasing paid in capital and decreasing long-term debt). As a result, amortization of debt discount for the three months ended March 31, 1999 has been increased by $385 thousand. In addition, certain other expenses were overstated for the three months ended March 31, 1999. Accordingly, depreciation and depletion expense has been reduced by $114 thousand, interest expense has been reduced $37 thousand and cost of revenues has been reduced by $41 thousand. As a result of the above changes, net loss for the three months ended March 31, 1999 increased by $193 thousand ($0.00 per share).

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
                                                             ======        ======


3.       LONG-TERM DEBT

         In January, 1999, the Company completed a private placement of 5% Convertible Notes due January 28, 2001 totaling $6 million. The notes may generally be converted into common stock of the Company at a per-share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The conversion price for one-half of the notes has been fixed at a maximum of $0.6875. The beneficial conversion feature resulted in a debt discount of $962 thousand which is being amortized over five months.

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

5.       CONTINGENCIES

         The EPA has identified the Company and SPMI as Potentially Responsible Parties (PRPs) at one site and SPMI as a PRP at another site under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), alleging that the Company and SPMI at one site and SPMI at the other site arranged for the disposal of hazardous substances. One of the sites is located in Kellogg, Idaho, and the other site is located in Spokane, Washington.

         At the first site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the Smelter Area) and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville, and Pinehurst, Idaho, encompassed by the Site (the Residential Areas). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRP from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and PRPs is expected to continue for another three to four years, and the Company has accrued approximately $2.4 million for its (including SPMI's) share (12.4%) of the estimated remaining remediation costs at March 31, 1999.

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

         The Company is subject to certain other legal proceedings and claims that arise in the conduct of it business. Although it is not possible to predict the outcome of such matters, in the opinion of management, the ultimate outcomes of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

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

         Work on Pirquitas in 1999 has focused on completion of the independent feasibility study to be used in conjunction with financing the project. The study, completed in April 1999, has estimated that pre-production capital cost of mine development will total $124 million during a two-year pre-production period. Initial annual production from the mine is estimated to average 11 million ounces of silver over its first four years of production, and it is expected to average approximately 9.2 million ounces of silver and
7.1 million pounds of tin over a ten year mine life.

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

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 1999 was $3.3 million compared to $3.5 million in the first quarter of 1998. The $200 thousand decrease was primarily due to changes in working capital components mostly offset by a $1.4 million cash operating loss in the first quarter of 1999 compared to a $2.1 million cash operating income in the first quarter of 1998. The decline resulted primarily from a $709 thousand reduction in mark to market gains and a reduction of $1.22 in average per ounce silver price received for silver sold (which resulted in a $1.7 million decline in operating revenues for the 1.4 million ounces produced and sold in the 1999 quarter) and the $1.2 million decline in other, net.

         Investing activities in the first quarter of 1999 included $803 thousand proceeds from investment recoveries and $689 thousand of net additions to property, plant and equipment primarily for the development of Pirquitas. Investing activities in the first quarter of 1998 used approximately $1.4 million of cash including $900 thousand for the development of Pirquitas and $419 thousand of capital expenditures at the Sunshine Mine.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Consolidated operating revenues decreased approximately $89 thousand (1%) for the first quarter of 1999 compared to the first quarter of 1998, while mark to market gains on work in process inventories and investment bullion decreased $709 thousand. The decrease in operating revenues primarily resulted from a decrease in the average price received per ounce of silver sold (1,686,138 ounces of silver at an average of $5.21 per ounce in the 1999 quarter compared to 1,311,180 ounces at an average of $6.43 per ounce in the 1998 quarter), a $285 thousand decrease in by-product revenue, and a $151 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. These decreases were partially offset by the 375 thousand ounce increase in silver sales volume. The silver sales volume increase primarily resulted from a 125 thousand ounce (10%) increase in production in the 1999 quarter and a reduction of work in process inventories totaling 260 thousand ounces of silver. By-product revenue decreased because of lower average prices received and decreased lead production and sales, partially offset by increased pounds of copper sold.

         Cost of revenues increased $1.7 million (25.1%) from $6.95 million in the first quarter of 1998 to $8.7 million in the first quarter of 1999 primarily due to the 10% increase in production in 1999 (approximately $550 thousand) and the reduction of work in process inventories ($1.3 million in 1999 compared to $90 thousand in 1998).

         Unit cash production costs (before by-product credits) decreased $.29 to $4.97 per ounce of silver. This reduction was primarily due to the increase in silver production resulting from a 2.22 ounce per ton (9.4%) increase in average grades from 1998 to 1999 (1.425 million ounces produced from 56,759 tons at 25.89 ounces per ton in 1999 versus 1.3 million ounces from 56,700 tons at
23.67 ounces per ton in 1998). The decrease in by-product revenue resulted in a $.23 reduction in by-product credits per ounce of silver.

         Depreciation, depletion and amortization decreased by approximately $1.0 million as a result of the writedown of the Sunshine Mine in the third quarter of 1998.

         Exploration expense decreased $494 thousand in 1999 compared to 1998 primarily due to a reduction of expenditures in Argentina. Additionally, approximately $677 thousand of expenditures at Pirquitas during 1999 have been capitalized compared to $900 thousand in the 1998 quarter.

         Interest income decreased $162 thousand due to lower average invested cash balances.

         Interest and debt expense increased $518 thousand primarily due to the $6 million of new convertible debt issued in January 1999, and higher amortization of debt discount for the outstanding Eurobonds.

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

                                         SUNSHINE MINING AND REFINING COMPANY


Dated:  May 21, 1999                     By:   /s/ WILLIAM W. DAVIS
                                           -----------------------------------
                                                William W. Davis
                                                Executive Vice President
                                                and Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
 Number                    Description
-------                    -----------
  27                Financial Data Schedule