Form 10-Q
period 1999-06-30
SUNSHINE MINING & REFINING CO
filed 1999-07-29
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ____________ to _____________________

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
Yes  X   No
   ----    ----


                                                     Number of Shares Outstanding
Title of Each Class of Common Stock                         at July 27, 1999
-----------------------------------                  ----------------------------

    Common Stock, $.01 par value                              277,002,309

                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                   (Unaudited)


                                                               June 30        December 31
                                                                 1999            1998
                                                             ------------    ------------

ASSETS

Current assets:
   Cash and cash investments                                 $      3,530    $      1,412
   Silver bullion                                                   5,533           5,203
   Accounts receivable                                              3,207           2,801
   Inventories (Note 2)                                             3,030           4,236
   Other current assets                                             1,580           1,845
                                                             ------------    ------------
      Total current assets                                         16,880          15,497

Property, plant and equipment, at cost                             58,335          57,114
  Less accumulated depreciation,
    depletion and amortization                                    (36,975)        (36,700)
                                                             ------------    ------------
                                                                   21,360          20,414
Investments and other assets                                        3,568           3,986
                                                             ------------    ------------
                        Total assets                         $     41,808    $     39,897
                                                             ============    ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                           $        856    $      1,413
  Accrued expenses                                                  3,697           4,368
  Current Portion, Long Term Debt                                  28,079               0
                                                             ------------    ------------
      Total current liabilities                                    32,632           5,781

Long-term debt                                                     19,895          42,597
Accrued pension and other postretirement benefits                   5,336           5,498
Other long-term liabilities and deferred credits                    3,234           3,487

Stockholders' equity (deficit):
  Common stock--$.01 par value;
    600,000 shares authorized; shares issued:
      June 30, 1999 - 281,544
      December 31, 1998 - 263,971                                   2,815           2,640
  Paid-in capital                                                 716,868         714,004
  Deficit                                                        (737,888)       (733,000)
                                                             ------------    ------------
                                                                  (18,205)        (16,356)
  Less treasury stock, at cost:
     June 30, 1999 - 4,542
     December 31, 1998 - 4,563 shares                              (1,084)         (1,110)
                                                             ------------    ------------
                                                                  (19,289)        (17,466)
                                                             ------------    ------------
      Total liabilities and stockholders' equity (deficit)   $     41,808    $     39,897
                                                             ============    ============

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                          QTR                       YTD

                                                    1999         1998         1999         1998
                                                 ---------    ---------    ---------    ---------


Operating revenues                               $   7,956    $   8,553    $  17,607    $  18,293
Mark to market gain (loss)                             223       (1,755)         306         (963)
                                                 ---------    ---------    ---------    ---------

                                                     8,179        6,798       17,913       17,330
                                                 ---------    ---------    ---------    ---------
Costs and expenses:
   Cost of revenues                                 (6,563)      (7,455)     (15,256)     (14,405)
   Depreciation, depletion
      and amortization                                (339)      (1,500)        (687)      (2,895)
   Exploration                                        (509)      (1,536)      (1,060)      (2,581)
   Selling, general and
      administrative expense                        (1,283)      (1,385)      (2,497)      (2,591)
                                                 ---------    ---------    ---------    ---------
                                                    (8,694)     (11,876)     (19,500)     (22,472)
                                                 ---------    ---------    ---------    ---------


Other income (expense)
   Interest income                                      77          167          134          386
   Interest and debt expense                        (2,431)      (1,725)      (4,634)      (3,410)
   Other, net                                          528           24          881        1,626
                                                 ---------    ---------    ---------    ---------
                                                    (1,826)      (1,534)      (3,619)      (1,398)
                                                 ---------    ---------    ---------    ---------
Net loss before extraordinary item                  (2,341)      (6,612)      (5,206)      (6,540)

Gain on retirement of debt                             216           --          216           --
                                                 ---------    ---------    ---------    ---------
Net Income (loss)                                $  (2,125)   $  (6,612)   $  (4,990)   $  (6,540)
                                                 =========    =========    =========    =========
Basic and fully diluted income (loss)
    per common share:                            $   (0.01)   $   (0.03)   $   (0.02)   $   (0.03)
                                                 =========    =========    =========    =========


Weighted average common shares outstanding         276,188      256,759      268,196      256,229
                                                 =========    =========    =========    =========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                           Six Months Ended June 30
                                                                             1999          1998
                                                                           ----------    ----------
Cash used by operating activities:
  Net loss                                                                 $   (4,990)   $   (6,540)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                                    687         2,895
      Amortization of debt issuance costs, accretion of debt discount
         and noncash interest                                                   2,486         1,022
      Gain on retirement of debt                                                 (216)           --
      Investment gains                                                           (850)       (1,600)


      Net (increase) decrease in:
        Silver bullion                                                           (330)          433
        Accounts receivable                                                      (406)       (1,874)
        Inventories                                                             1,206            44
        Other assets and deferred charges                                          88          (693)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                  (1,011)          495
        Accrued pension and other postretirement benefits                        (162)          (72)
        Other liabilities and deferred credits                                   (229)         (322)
                                                                           ----------    ----------
    Net cash used by operations                                                (3,727)       (6,212)
                                                                           ----------    ----------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment, net                              (1,483)       (4,440)
  Proceeds from investments                                                     1,503         1,774
                                                                           ----------    ----------
    Net cash provided (used) by investing activities                               20        (2,666)
                                                                           ----------    ----------

Cash provided (used) by financing activities:
  Proceeds from issuance of long term debt, net
      of issuance costs                                                         5,825            (6)
  Proceeds from issuance of common stock upon exercise of stock
      options and warrants                                                          5            48
  Increase in restricted cash                                                      (5)           --
                                                                           ----------    ----------
    Net cash provided (used) by financing activities                            5,825            42
                                                                           ----------    ----------

Increase (decrease) in cash and cash investments                                2,118        (8,836)
Cash and cash investments, January 1                                            1,412        15,985
                                                                           ----------    ----------

Cash and cash investments, June 30                                         $    3,530    $    7,149
                                                                           ==========    ==========

Supplemental cash flow information -
  Interest paid in cash                                                    $    1,276    $    2,056
                                                                           ==========    ==========

                           See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the June 30, 1999 presentation. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1998.

2.       INVENTORIES

         The components of inventory consist of the following:


                                                                           June 30          December 31
                                                                             1999               1998
                                                                           --------         -----------
         Precious Metals Inventories:
              Work in process                                               $ 1,544            $ 2,831
              Finished goods                                                    107                 49
         Materials and supplies inventories                                   1,379              1,356
                                                                            -------            -------
                                                                            $ 3,030            $ 4,236
                                                                            =======            =======

3.       LONG-TERM DEBT

         In January 1999, the Company completed a private placement of 5% Convertible Notes due January 28, 2001 totaling $6 million. The notes may generally be converted into common stock of the Company at a per-share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The conversion price for one-half of the notes has been fixed at a maximum of $0.6875. The beneficial conversion feature resulted in a debt discount of $962 thousand which is being amortized over the five months ended June 1999.

                  In March 1999, the Company issued 12.7 million shares to holders of its 8% Senior Exchangeable Notes due March 21, 2000 ("the Eurobonds"). Such shares were issuable in settlement of the additional amount to be paid if the Company's stock did not trade at a price 33% above the conversion price of the Eurobonds for a period of 45 consecutive trading days.

                  The outstanding $27 million principal amount of Eurobonds mature March 21, 2000. The Company is currently exploring possible options of refinancing the Eurobonds prior to maturity. While the Company believes it will be successful in these efforts, no assurance can be given as to the availability of such financing. The company's inability to successfully refinance the Eurobonds could materially adversely impact the Company's ability to continue operating after their maturity.

                  In April 1999, the Company retired $1.5 million of the Eurobonds by the issuance of 2.7 million shares of common stock. An extraordinary gain of $216 thousand was recognized equal to the excess of the book carrying amount for the Eurobonds retired over the fair market value of the stock issued.

                  On May 1, 1999, pursuant to the terms of the Company's 10% Senior Exchangeable notes due November 24, 2002, the conversion price for $7.5 million principal amount was reset to $.4313 per share from $.95 per share.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                     Six Months Ended June 30, 1999 and 1998

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 1999 was a deficit of $15.8 million. This deficit includes $25.6 million for the 8% Senior Exchangeable Notes (the "Eurobonds"), which mature March 21, 2000, and $2.5 million for 10% Senior Convertible Notes required to be redeemed for either stock or cash in the first six months of 2000. Cash and silver bullion held for investment totaled $9.1 million at the end of the quarter.

          The Company is currently exploring possible options of refinancing the Eurobonds prior to maturity. While the Company believes it will be successful in these efforts, no assurance can be given as to the availability of such financing. The Company's inability to successfully refinance the Eurobonds could materially adversely impact the Company's ability to continue operating after their maturity.

         In conjunction with its efforts to refinance the Eurobonds, the Company is seeking financing for the development of its Pirquitas Mine in northern Argentina. A bankable feasibility study on the project, completed in April 1999, has estimated that pre-production capital cost of mine development will total $124 million during a two-year pre-production period. The mine is expected to produce an average of 11 million ounces of silver annually in its first four years of production. Average production over the 10-year mine life will be approximately 9.2 million ounces of silver and 7.1 million pounds of tin. Estimated net cash cost of production will be less than $1.50 per ounce of silver over that period.

         Assuming a $5.50 silver price and a tin price of $2.54 per pound, proven and probable reserves are presently estimated to be 23.9 million tons of ore containing 116 million ounces of silver, 156 million pounds of tin and 272 million pounds of zinc. The Company expects future development and exploration work at the site to expand reserves beyond those presently identified, extending the mine's life beyond the 10 years currently projected.

         The feasibility study reflects an unleveraged, after-tax, internal rate of return of 20% on the $124 million development cost. Debt financing of the project will increase the return on invested capital to well over 25%. The Company believes that if it is successful in financing and developing the Pirquitas Mine, the Company will be profitable, even at depressed silver prices which have prevailed in recent years. No assurance can be given as to the Company's ability to successfully finance the project.

         The Company has also begun a major exploration and development project to provide access to reserves in the eastern area of the Sunshine Mine and provide an exploration platform for evaluating a number of undeveloped areas in this portion of the mine. Depending on the success of discovering major new ore bodies, the project envisions rehabilitation of the ConSil shaft to increase the mine's production capacity by 50% and is expected to further reduce net cash production costs to approximately $3.75 per ounce of silver. The total cost of the project is expected to be between $2 million and $4 million over two years. This project is currently being funded from available cash balances.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first half of 1999 was $3.7 million compared to $6.2 million in the first half of 1998. The $2.5 million decrease was primarily due to changes in working capital components and a $1.3 million decrease in cash operating loss in the first half of 1999 to $2.9 million compared to $4.2 million in the first half of 1998.

         The decrease in cash operating loss resulted primarily from a $1.3 million improvement due to a $306 thousand mark to market gain in 1999 compared to a $963 thousand mark to market writedown in 1998, a $1.5 million decrease in exploration expense, a $241 thousand decrease in cash interest expense and a $94 thousand decrease in general and administrative expense. These were partially offset by a $686 thousand decline in operating revenue, an $851 thousand increase in cost of revenues and a $252 thousand decrease in interest income.

         Investing activities in the first half of 1999 included $1.5 million proceeds from investment recoveries and $1.5 million of net additions to property, plant and equipment primarily for the development of Pirquitas. Investing activities in the first half of 1998 used approximately $2.7 million of cash including $2.9 million for the development of Pirquitas and $1.2 thousand of capital expenditures at the Sunshine Mine, partially offset by $1.8 million from investment recoveries.

         Cash provided by financing activities in 1999 primarily consists of $5.8 million net proceeds from the issuance of convertible notes.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

         Consolidated operating revenues decreased approximately $597 thousand (7%) for the second quarter of 1999 compared to the second quarter of 1998. The decrease in operating revenues primarily resulted from a decrease in average price received per ounce of silver sold (1,354,000 ounces of silver at an average of $5.29 per ounce in the 1999 quarter compared to 1,367,000 ounces at an average of $5.48 per ounce in the 1998 quarter) and a $264 thousand decrease in by-product revenue. The decrease in by-product revenue was primarily due to a
1.2 million pound reduction in lead sales.

         Mark to market gain on work-in-process silver inventories and silver held for investment amounted to $223 thousand in the 1999 quarter compared to a $1.8 million mark to market writedown in the 1998 period.

         Cost of revenues decreased $892 thousand (12%) (from $7.5 million in the second quarter of 1998 to $6.6 million in the second quarter of 1999) primarily due to lower per ounce operating cash costs. Net cash operating costs decreased $.38 per ounce to $4.37 per ounce of silver primarily due to reduced development and smelter costs, partially offset by a $0.15 per ounce reduction in by-product credits. Development costs are lower because the West Chance area of the mine is almost fully developed. Smelter costs are lower due to improved contractual terms with the outside smelter, improved grades for lead concentrates produced and reduced tons of lead concentrate production in 1999.

         Silver production totaled 1,366,086 ounces produced from 56,755 tons at
24.91 ounces per ton in 1999 versus 1,419,822 ounces from 60,184 tons at 24.31 ounces per ton in 1998.

         Depreciation, depletion and amortization decreased by approximately $1.2 million primarily as a result of the writedown of the Sunshine Mine in the third quarter of 1998.

         Exploration expense decreased $1.0 million in 1999 compared to 1998 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the US. Selling, general and administrative expense decreased $102 thousand (7.4%) due to a variety of cost reductions.

         Interest income decreased $90 thousand due to lower average invested cash balances.

         Interest and debt expense increased $706 thousand primarily due to the amortization of the discount feature associated with the 5% Convertible Notes issued in January 1999, and higher amortization of debt discount for the outstanding Eurobonds.

         Other, net increased $504 thousand due to gains on certain investments. A $216 thousand extraordinary gain for retirement of $1.5 million principal of Eurobands was recognized in the 1999 quarter.

THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1998

     Consolidated operating revenues decreased approximately $686 thousand (3.7%) for the first half of 1999 compared to the first half of 1998, while mark to market gains on work in process inventories and investment bullion totaled $306 thousand in 1999 compared to a $963 thousand writedown in 1998. The decrease in operating revenues primarily resulted from a decrease in the average price received per ounce of silver sold (3,039,942 ounces of silver at an average of $5.24 per ounce in the 1999 period compared to 2,678,005 ounces at an average of $5.94 per ounce in the 1998 period), a $549 thousand decrease in by-product revenue, and a $151 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. These decreases were partially offset by the 362 thousand ounce increase in silver sales volume. The silver sales volume increase primarily resulted from a 71.5 thousand ounce (2.6%) increase in production in the 1999 period and a reduction of work in process inventories totaling 248 thousand ounces of silver compared to a 42 thousand ounce increase in 1998. By-product revenue decreased because of slightly lower average prices received and decreased lead production and sales, partially offset by increased pounds of copper sold.

         Cost of revenues increased $851 thousand (5.9%) from $14.4 million in the first half of 1998 to $15.3 million in the first half of 1999 primarily due to increased sales volume resulting from the reduction of work in process inventories ($1.14 million in 1999 compared to a $118 thousand increase in 1998) and the 2.6% increase in production in 1999. These increases were partially offset by lower per ounce operating cash costs.

         Net operating cash production costs decreased $.20 to $4.37 per ounce of silver. This reduction was primarily due to the increase in silver production resulting from a 1.4 ounce per ton (5.8%) increase in average grades from 1998 to 1999, reduced smelter costs and a reduction in development costs. Silver production totaled 2.8 million ounces produced from 113,514 tons at 25.40 ounces per ton in 1999 versus 2.7 million ounces from 116,884 tons at 24.0 ounces per ton in 1998. The decrease in by-product revenue resulted in a $.21 reduction in by-product credits per ounce of silver.

         Depreciation, depletion and amortization decreased by approximately $2.2 million as a result of the writedown of the Sunshine Mine in the third quarter of 1998.

         Exploration expense decreased $1.5 million in 1999 compared to 1998 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the US. Interest income decreased $252 thousand due to lower average invested cash balances.

         Interest and debt expense increased $1.2 million primarily due to the amortization of the discount feature associated with the 5% Convertible Notes issued in January 1999, and higher amortization of debt discount for the outstanding Eurobonds.

         In 1999, other, net of $881 Thousand was due to gains on certain investments sold and the $319 thousand gain for retirement of $1.5 million of Eurobonds. Other, net of $1.6 million in 1998 represented gains on certain investments sold and a reduction of the valuation reserves previously recorded against certain investments.

         A $216 thousand extraordinary gain for retirement of $1.5 million principal of Eurobonds was recognized in the 1999 period.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On July 17,1999, the Company announced a 1 for 8 reverse stock split of the Company's common stock, effective August 6, 1999. After consummation of the reverse split, approximately 35 million shares will be outstanding. The reverse split was previously approved by shareholders at the Annual Meeting in June 1997.

         The reverse split is being undertaken at this time in order to increase the Company's stock price to over $1 to comply with newly filed New York Stock Exchange continued listing requirements. The Company has been informed by the NYSE that new continued listing standards had been approved by the Exchange's Board of Directors on June 3, 1999 and such standards have been filed with the Securities and Exchange Commission for approval, which is expected in the immediate future. The only new continued listing standard with which the Company does not comply is the stock price minimum of $1.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 24, 1999, at Sunshine's Annual Meeting of Stockholders, for which proxies were solicited pursuant to Regulation 14A, the following nominees for director of Sunshine were elected by holders of common stock by the vote indicated.


                                                                                 Broker
      Name                                 For                Withheld          Non-votes
      -----                                ---                --------          ---------

G. Chris Andersen                      190,383,828              5,212,505               0
V. Dale Babbitt                        190,378,329              5,218,004               0
George M. Elvin                        190,383,919              5,212,414               0
Daniel D. Jackson                      190,368,414              5,227,919               0
Oren G. Shaffer                        190,381,888              5,214,445               0
John S. Simko                          190,009,944              5,586,389               0
Robert B. Smith, Jr.                   190,384,938              5,211,395               0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  27 Financial Data Schedule

         (b) Reports on Form 8-K

                  On June 4, 1999, the Company filed a Report on Form 8-K
             reporting that Ernst & Young LLP had resigned as auditors of the Company.

                  On June 14, 1999, the Company filed a Report on Form 8-K
             reporting that Grant Thornton LLP was engaged by the Company's Board of Directors as the new independent accountant of the Company to replace Ernst & Young LLP.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          SUNSHINE MINING AND REFINING COMPANY


Dated: July 29, 1999                      By:  /s/ WILLIAM W. DAVIS
                                              ----------------------------------
                                               William W. Davis
                                               Executive Vice President
                                               and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule