Form 10-Q
period 1999-09-30
SUNSHINE MINING & REFINING CO
filed 1999-11-10
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                        to
                               ----------------------    ---------------------

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
Yes  X   No
    ---     ---

                                                        Number of Shares Outstanding
Title of Each Class of Common Stock                           at November 9, 1999
-----------------------------------                  -----------------------------------
    Common Stock, $.01 par value                                  37,690,400

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                              September 30           December 31
                                                                  1999                   1998
                                                            -----------------      -----------------
ASSETS

Current assets:
   Cash and cash investments                                $           1,415      $           1,412
   Silver bullion                                                       5,865                  5,203
   Accounts receivable                                                  2,318                  2,801
   Inventories   (Note 2)                                               2,785                  4,236
   Other current assets                                                 1,139                  1,845
                                                            -----------------      -----------------
      Total current assets                                             13,522                 15,497

Property, plant and equipment, at cost                                 59,659                 57,114
  Less accumulated depreciation,
    depletion and amortization                                        (37,306)               (36,700)
                                                            -----------------      -----------------
                                                                       22,353                 20,414
Investments and other assets                                            3,816                  3,986
                                                            -----------------      -----------------
                        Total assets                        $          39,691      $          39,897
                                                            =================      =================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                          $             777      $           1,413
  Accrued expenses                                                      3,560                  4,368
  Current portion, long-term debt                                      29,781                      0
                                                            -----------------      -----------------
      Total current liabilities                                        34,118                  5,781

Long-term debt                                                         14,556                 42,597
Accrued pension and other postretirement benefits                       5,320                  5,498
Other long-term liabilities and deferred credits                        2,921                  3,487

Stockholders' equity (deficit):
  Common stock--$.01 par value;
    75,000 shares authorized; shares issued:
      September 30, 1999 - 37,563
      December 31, 1998 - 32,996                                          376                    330
  Paid-in capital                                                     723,522                716,314
  Deficit                                                            (740,012)              (733,000)
                                                            -----------------      -----------------
                                                                      (16,114)               (16,356)
  Less treasury stock, at cost:
     September 30, 1999 - 579 shares
    December 31, 1998 - 570 shares                                     (1,110)                (1,110)
                                                            -----------------      -----------------
                                                                      (17,224)               (17,466)
                                                            -----------------      -----------------
      Total liabilities and stockholders' equity (deficit)  $          39,691      $          39,897
                                                            =================      =================

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                        QTR                         YTD
                                                 1999          1998          1999          1998
                                               --------      --------      --------      --------
Operating revenues                             $  8,106      $  8,187      $ 25,713      $ 26,479
Mark to market gain (loss)                          264          (609)          570        (1,571)
                                               --------      --------      --------      --------
                                                  8,370         7,578        26,283        24,908
                                               --------      --------      --------      --------
Costs and expenses:
   Cost of revenues                              (6,650)       (7,130)      (21,906)      (21,535)
   Depreciation, depletion
      and amortization                             (328)       (1,598)       (1,014)       (4,493)
   Impairment of Mining Properties                   --       (50,425)           --       (50,425)
   Exploration                                     (491)       (1,210)       (1,550)       (3,791)
   Selling, general and
      administrative expense                     (1,207)       (1,202)       (3,705)       (3,793)
                                               --------      --------      --------      --------
                                                 (8,676)      (61,565)      (28,175)      (84,037)
                                               --------      --------      --------      --------

Other income (expense)
   Interest income                                   43           120           177           506
   Interest and debt expense                     (1,807)       (1,732)       (6,441)       (5,142)
   Other, net                                        48         1,105           929         2,731
                                               --------      --------      --------      --------
                                                 (1,716)         (507)       (5,335)       (1,905)
                                               --------      --------      --------      --------

Net loss before extraordinary item               (2,022)      (54,494)       (7,227)      (61,034)

Gain on retirement of debt                           --            --           216            --
                                               --------      --------      --------      --------

Net loss                                       $ (2,022)     $(54,494)     $ (7,011)     $(61,034)
                                               ========      ========      ========      ========

Basic and fully diluted loss
    per common share:                          $  (0.06)     $  (1.70)     $  (0.21)     $  (1.90)
                                               ========      ========      ========      ========


Weighted average common shares outstanding       35,473        32,104        34,194        32,054
                                               ========      ========      ========      ========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                       Nine Months Ended September 30
                                                                            1999          1998
                                                                          --------      --------
Cash used by operating activities:
  Net loss                                                                $ (7,011)     $(61,034)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                               1,014         4,493
      Impairment of Mining Properties                                                     50,425
      Amortization of debt issuance costs, accretion of debt discount
         and noncash interest                                                3,259         1,668
      Common stock issued for interest on
         Senior Convertible Notes                                              750            --
      Gain on retirement of debt                                              (216)           --
      Investment gains                                                        (881)       (1,600)

      Net (increase) decrease in:
        Silver bullion                                                        (638)          762
        Accounts receivable                                                    483        (1,675)
        Inventories                                                          1,451          (229)
        Other assets and deferred charges                                     (516)         (881)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                               (1,465)          769
        Accrued pension and other postretirement benefits                     (178)         (140)
        Other liabilities and deferred credits                                (565)         (147)
                                                                          --------      --------
    Net cash used by operations                                             (4,513)       (7,589)
                                                                          --------      --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                (2,784)       (7,755)
  Proceeds from investments                                                  1,503         1,776
                                                                          --------      --------
    Net cash provided (used) by investing activities                        (1,281)       (5,979)
                                                                          --------      --------

Cash provided (used) by financing activities:
  Proceeds from issuance of long-term debt, net
      of issuance costs                                                      5,824            (6)
  Other                                                                        (27)           48
                                                                          --------      --------
    Net cash provided by financing activities                                5,798            42
                                                                          --------      --------

Increase (decrease) in cash and cash investments                                 3       (13,526)
Cash and cash investments, January 1                                         1,412        15,985
                                                                          --------      --------

Cash and cash investments, September 30                                   $  1,415      $  2,459
                                                                          ========      ========

Supplemental cash flow information -
  Interest paid in cash                                                   $  1,882      $  3,086
                                                                          ========      ========

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the September 30, 1999 presentation. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1998.

2.       INVENTORIES

         The components of inventory consist of the following:

                                                                       September 30     December 31
                                                                           1999             1998
                                                                       ------------     -----------
         Precious Metals Inventories:
              Work in process                                          $      1,246     $     2,831
              Finished goods                                                    158              49
         Materials and supplies inventories                                   1,381           1,356
                                                                       ------------     -----------
                                                                       $      2,785     $     4,236
                                                                       ============     ===========

3.       LONG-TERM DEBT

         In January 1999, the Company completed a private placement of 5% Convertible Notes due January 28, 2001 totaling $6 million. The notes may generally be converted into common stock of the Company at a per-share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The beneficial conversion feature resulted in a debt discount of $962 thousand, which was amortized over the five months ended June 1999. As of September 30, 1999, $4.2 million of the notes had been converted into 2.4 million shares of common stock. The remaining balance of the notes may be converted into approximately 1.2 million shares of common stock at the current conversion price.

         In March 1999, the Company issued 1.6 million shares to holders of its 8% Senior Exchangeable Notes due March 21, 2000 ("the Eurobonds"). Such shares were issuable in settlement of the additional amount to be paid if the Company's stock did not trade at a price 33% above the conversion price of the Eurobonds for a period of 45 consecutive trading days.

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

         In April 1999, the Company retired $1.5 million of the Eurobonds by the issuance of 338 thousand shares of common stock. An extraordinary gain of $216 thousand was recognized equal to the excess of the book carrying amount for the Eurobonds retired over the fair market value of the stock issued.

         On November 4, 1999, pursuant to the terms of the Company's 10% Senior Exchangeable Notes due November 24, 2002, the conversion price for the $14.9 million outstanding principal amount was reset as a result of the reverse stock split to $1.80 per share. Pursuant to the terms of the notes, the conversion price is subject to being reset in April 2000.

4.       REVERSE SPLIT

         Effective August 6, 1999, the Company implemented a one-for-eight reverse stock split of the Company's authorized, issued and outstanding shares of common stock. All historical share and per share amounts reported in this filing have been adjusted to reflect the reverse stock split.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                  Nine Months Ended September 30, 1999 and 1998

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 1999 was a deficit of $20.6 million. This deficit includes $26 million for the 8% Senior Exchangeable Notes (the "Eurobonds"), which mature March 21, 2000, and $3.75 million for 10% Senior Convertible Notes required to be redeemed for either stock or cash in the first nine months of 2000. Cash and silver bullion held for investment totaled $7.3 million at the end of the quarter.

           The Company is currently exploring possible options of refinancing the Eurobonds prior to maturity. While the Company believes it will be successful in these efforts, no assurance can be given as to the availability of such financing. The Company's inability to successfully refinance the Eurobonds could materially adversely impact the Company's ability to continue operating after their maturity. If the Company cannot otherwise refinance the Eurobonds, then it will consider a sale of the Pirquitas property to retire debt and raise new cash.

Pirquitas Development Requirements

         In conjunction with its efforts to refinance the Eurobonds, the Company is seeking financing for the development of its Pirquitas Mine in northern Argentina. A bankable feasibility study on the project, completed in April 1999, has estimated that pre-production capital cost of mine development will total $124 million during a two-year pre-production period. The mine is expected to produce an average of 11 million ounces of silver annually in its first four years of production. Average annual production over the 10-year mine life will be approximately 9.2 million ounces of silver and 7.1 million pounds of tin. Estimated net cash cost of production will be less than $1.50 per ounce of silver over that period.

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

         The Company recently completed three optimization studies which the Company believes demonstrate significantly improved economics at its Pirquitas Mine in Argentina. These studies indicate that based upon certain assumptions, the unleveraged after-tax rate of return should increase from 20% to approximately 27%, and the average net cash cost of production should be under $1.30 per ounce.

         According to these studies, it can be anticipated that:

1. The pre-concentrator capacity would be increased from 6000 tpd to 9000 tpd at a capital cost of approximately $7.8 million. The incremental capacity of the pre-concentrator would allow material previously considered waste to be processed as ore, resulting in an anticipated increase in annual average silver production of approximately 800 thousand ounces and anticipated incremental pre-tax cash flow of $45 million. The balance of the processing plant would be maintained at its original size and capital cost.
2. The increase in the size of the pre-concentration facility should allow for the processing of existing tailings stacked onsite in year 1 of the plant's operation. Sampling of this material indicates it is of ore grade. Use of this material should increase year 1 production by two million ounces, and contribute an additional $12.5 million to year 1 pre-tax cash flow, which is now estimated at $46 million. Additional sampling and metallurgical studies will be conducted in order to elevate this material to the proven/probable category.
3. Studies carried out by technical consultants retained to assist the Company's financial advisors have indicated that the silver resource average grade, as calculated in the Company's feasibility study, may be understated by approximately 6%. A higher grade ore body could increase annual pre-tax cash flows by an estimated $2.6 million with no incremental capital expenditure requirement.

         Sunshine is having its feasibility study revised, and it is anticipated that these improvements will significantly enhance the financing capacity of the project.

         The Company believes that if it is successful in financing and developing the Pirquitas Mine, the Company will be profitable, even at depressed silver prices that have prevailed in recent years. No assurance can be given as to the Company's ability to successfully finance the project. If financing cannot be obtained to develop the property and refinance the Eurobonds, the Company will consider a sale of the Pirquitas property.

Sunshine Mine

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

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first nine months of 1999 was $4.5 million compared to $7.6 million in the first nine months of 1998. The $3.1 million decrease was primarily due to changes in working capital components and a $3.0 million decrease in cash operating loss in the first nine months of 1999 to $3.0 million compared to $6.0 million in the first nine months of 1998.

         The decrease in cash operating loss resulted primarily from a $2.2 million improvement due to a $570 thousand mark to market gain in 1999 compared to a $1.6 million mark to market writedown in 1998, a $2.2 million decrease in exploration expense, a $1.0 million decrease in cash interest expense and an $88 thousand decrease in general and administrative expense. These were partially offset by a $766 thousand decline in operating revenue, a $371 thousand increase in cost of revenues, a $329 thousand decrease in interest income and a $1.1 million net gain for proceeds received from settlement of certain litigation in 1998.

         Investing activities in the first nine months of 1999 included $1.5 million proceeds from investment recoveries and $2.8 million of net additions to property, plant and equipment including $2 million for the development of Pirquitas. Investing activities in the first nine months of 1998 used approximately $6 million of cash including $5.7 million for the development of Pirquitas, $1.7 thousand of capital expenditures at the Sunshine Mine, and $400 thousand of other capital expenditures, partially offset by $1.8 million from investment recoveries.

         Cash provided by financing activities in 1999 primarily consists of $5.8 million net proceeds from the issuance of convertible notes.

IMPACT OF YEAR 2000

         The Company has completed its review of all hardware and software systems operated or licensed in the Company's business. The Company identified an interface between two programs which handle report writing procedures which will not properly transfer dates after January 1, 2000, although each program itself can properly interpret the date. The Company has upgraded one of the programs and is in the process of testing the interface. Based on test results to date, the upgrade appears to have fixed the interface.

         The Company has contacted its significant vendors, suppliers, customers and other third parties as to their Year 2000 exposure and compliance. To date, the Company is not aware of any third parties with Year 2000 issues that would materially affect the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Consolidated operating revenues decreased approximately $81 thousand (1%) for the third quarter of 1999 compared to the third quarter of 1998. The decrease in operating revenues primarily resulted from a 41,000 ounce decrease in ounces of silver sold in the 1999 period (1,341,478 ounces of silver at an average of $5.26 per ounce in the 1999 quarter compared to 1,382,478 ounces at an average of $5.17 per ounce in the 1998 quarter) and a $68 thousand decrease in by-product revenue. These were partially offset by the $0.09 increase in average price received per ounce of silver sold and a $67 thousand increase in recognized premium income on the sale of covered calls on silver bullion held as an investment.

         Mark to market gain on work-in-process silver inventories and silver held for investment amounted to $264 thousand in the 1999 quarter compared to a $609 thousand mark to market loss in the 1998 period.

         Cost of revenues decreased $480 thousand (6.7%) (from $7.1 million in the third quarter of 1998 to $6.65 million in the third quarter of 1999) primarily due to lower per ounce operating cash costs. Net cash operating costs decreased $.25 per ounce to $4.19 per ounce of silver primarily due to reduced development and smelter costs partially offset by increased per ounce mining and antimony plant costs.

          Development costs are lower because the West Chance area of the mine is almost fully developed. Smelter costs are lower due to improved contractual terms with the outside smelter, improved grades for lead concentrates produced and reduced tons of lead concentrate production in 1999. The increase in per ounce mining costs is primarily due to fewer ounces of silver being produced in the 1999 quarter.

          Silver production totaled 1,255,880 ounces produced from 52,290 tons at 24.79 ounces per ton in 1999 versus 1,449,346 ounces from 62,250 tons at
24.06 ounces per ton in 1998. The decrease in production was primarily due to a power loss in portions of the mine due to problems with a bank of electrical transformers, which caused a loss of approximately three days of production.

         Depreciation, depletion and amortization decreased by approximately $1.3 million primarily as a result of the writedown of the Sunshine Mine at the end of the third quarter of 1998.

         Exploration expense decreased $720 thousand in 1999 compared to 1998 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the U.S.

         Interest income decreased $77 thousand due to lower average invested cash balances.

         Interest and debt expense increased $75 thousand primarily due to higher amortization of debt discount for the outstanding Eurobonds.

         Other, net decreased $1.1 million due to proceeds received from settlement of certain litigation in the 1998 period.

THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Consolidated operating revenues decreased approximately $766 thousand (2.9%) for the first nine months of 1999 compared to the first nine months of 1998, while mark to market gains on work in process inventories and investment bullion totaled $570 thousand in 1999 compared to a $1.6 million writedown in 1998. The decrease in operating revenues primarily resulted from a $0.43 decrease in the average price received per ounce of silver sold (4,381,420 ounces of silver at an average of $5.25 per ounce in the 1999 period compared to 4,060,483 ounces at an average of $5.68 per ounce in the 1998 period), a $617 thousand decrease in by-product revenue and an $85 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. These decreases were partially offset by the 321 thousand-ounce increase in silver sales volume. The silver sales volume increase primarily resulted from a reduction of work in process inventories totaling 334 thousand ounces of silver compared to a 109 thousand-ounce increase in 1998 partially offset by a 122 thousand-ounce decrease in silver produced. By-product revenue decreased primarily because of a 3.5 million-pound reduction in lead sales, partially offset by a 169 thousand-pound increase in copper sold. The reduction in lead sales is due to the fact that mining is now being conducted in areas of the West Chance that contain less lead.

         Cost of revenues increased $371 thousand (1.7%) from $21.5 million in the first nine months of 1998 to $21.9 million in the first nine months of 1999 primarily due to increased sales volume resulting from the reduction of work in process inventories ($1.4 million in 1999 compared to a $410 thousand increase in 1998) partially offset by lower per ounce operating cash costs.

         Net operating cash production costs decreased $.17 (3.8%) to $4.32 per ounce of silver. This reduction was primarily due to a 1.2 ounce per ton (5%) increase in average grades from 1998 to 1999, reduced smelter costs and a reduction in development costs. Silver production totaled 4,047,902 ounces produced from 165,804 tons at 25.21 ounces per ton in 1999 versus 4,169,852 ounces from 179,134 tons at 24.02 ounces per ton in 1998. The decrease in by-product revenue resulted in a $.16 reduction in by-product credits per ounce of silver.

         Depreciation, depletion and amortization decreased by approximately $3.5 million as a result of the writedown of the Sunshine Mine in the third quarter of 1998.

         Exploration expense decreased $2.24 million in 1999 compared to 1998 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the U.S.

         Interest income decreased $329 thousand due to lower average invested cash balances.

         Interest and debt expense increased $1.3 million primarily due to the amortization of the discount feature associated with the 5% Convertible Notes issued in January 1999, and higher amortization of debt discount for the outstanding Eurobonds.

         In 1999, other, net of $929 thousand was due to gains on certain investments sold. Other, net of $2.7 million in 1998 represented a $1.1 million net gain for proceeds received from settlement of certain litigation and a reduction of the valuation reserves previously recorded against certain investments.

         A $216 thousand extraordinary gain for retirement of $1.5 million principal of Eurobonds was recognized in the 1999 period.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         On July 17,1999, the Company announced a 1 for 8 reverse stock split of the Company's common stock, effective August 6, 1999. After consummation of the reverse split, approximately 35 million shares were outstanding. The reverse split was previously approved by shareholders at the Annual Meeting in June 1997.

         The reverse split was undertaken in order to increase the Company's stock price to over $1 to comply with new New York Stock Exchange continued listing requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  3.1  Amendment to the Certificate of Incorporation of the
                       Company, filed as Exhibit 4.3 to the Registrant's
                       Registration Statement on Form S-3 (Registration No.
                       333-86327), which exhibit is incorporated herein by
                       reference.
                  4.1  Letter Agreement dated September 22, 1999 by and between the Company, on the one hand, and Westgate International,
                       L.P. and Elliott Associates, L.P., on the other hand,
                       filed as Exhibit 4.20 to the Registrant's Registration
                       Statement on Form S-3 (Registration No. 333-88293), which
                       exhibit is incorporated herein by reference.
                  27   Financial Data Schedule

         (b)      Reports on Form 8-K
                       On August 11, 1999, the Company filed a Report on Form
                  8-K reporting that the Company implemented a one-for-eight reverse stock split of the Company's authorized and issued and outstanding shares of common stock, par value $0.01, effective August 6, 1999 at 4:30 p.m., Delaware time.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                      SUNSHINE MINING AND REFINING COMPANY

Dated:  November 10, 1999             By: /s/ WILLIAM W. DAVIS
                                         --------------------------------------
                                         William W. Davis
                                         Executive Vice President
                                         and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
3.1       Amendment to the Certificate of Incorporation of the Company, filed as
          Exhibit 4.3 to the Registrant's Registration Statement on Form S-3
          (Registration No. 333-86327), which exhibit is incorporated herein by reference.
4.1       Letter Agreement dated September 22, 1999 by and between the Company, on the one hand, and Westgate International, L.P. and Elliott
          Associates, L.P., on the other hand, filed as Exhibit 4.20 to the
          Registrant's Registration Statement on Form S-3 (Registration No.
          333-88293), which exhibit is incorporated herein by reference.
27        Financial Data Schedule