Form 10-K405
period 1999-12-31
SUNSHINE MINING & REFINING CO
filed 2000-03-31
CIK 833376

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NO. 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                           75-2618333
      (State or other jurisdiction        (IRS Employer Identification
    of incorporation or organization)                Number)

      877 W. MAIN STREET, SUITE 600
              BOISE, IDAHO                            83702
          (Address of principal                    (Zip Code)
           executive offices)

               Registrant's telephone number, including area code:
                                 (208) 345-0660

           Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS              ON WHICH REGISTERED
         -----------------------------       -----------------------
         Common Stock, $0.01 par value       New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

 Warrants, expiring May 22, 2001, for the purchase of one share of Common Stock
                                (Title of Class)

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

                                                                             [X]

                                                        (Continued on next page)

                                                  (Continued from previous page)

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant at March 28, 2000 was $30,358,740. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

     Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.

            TITLE OF EACH CLASS             NUMBER OF SHARES OUTSTANDING
              OF COMMON STOCK                     AT MARCH 28, 2000
       -----------------------------        ----------------------------
       Common Stock, $0.01 par value                 40,478,320

                       DOCUMENTS INCORPORATED BY REFERENCE

     Sunshine Mining and Refining Company's Definitive Proxy Statement for its Annual Meeting currently scheduled to be held May 10, 2000 (Part III).

                                     PART I

1.   BUSINESS.

GENERAL

     Sunshine Mining and Refining Company ("Sunshine" or the "Company") is primarily engaged in mining silver. The Company owns the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho and the Pirquitas Mine in the Jujuy Province of northwest Argentina. The Sunshine Mine produced 5.8 million and 5.2 million ounces of silver in 1998 and 1999, respectively, and is forecast to produce approximately 4.5 million ounces of silver in 2000. The Pirquitas Mine is in the development stage, and the Company is reviewing its strategic options relative to the property.

     Sunshine was originally incorporated in 1918 and is currently incorporated under the laws of the state of Delaware. The Company maintains its principal executive offices at 877 West Main Street, Suite 600, Boise, Idaho 83702.

     The Sunshine Mine began operations in 1884 and has produced in excess of 350 million ounces of silver since that time. The introduction of new mining technologies and more aggressive exploration has substantially increased production in recent years, achieving full production in the fourth quarter of 1997 for the first time since 1990. This has reduced unit costs as fixed costs have been spread over a larger production figure. Recent production and unit cost history of the mine is as follows:

                                            Sunshine Mine Production
                                 ---------------------------------------------
                                 1999       1998      1997      1996      1995
                                 -----     -----     -----     -----     -----

Ounces production (millions)       5.2       5.8       4.3       2.6       1.7
Net cash cost per ounce          $4.36     $4.43     $4.50     $6.12     $6.61

     Sunshine's share of silver reserves at the Sunshine Mine as of December 31, 1999 were estimated to be 1.23 million tons of ore with an average grade of
23.65 ounces of silver per ton (after adjustment for mining dilution), containing 29.18 million ounces of silver. Metallurgical recoveries at the Sunshine Mine typically approximate 97% of the contained silver. The proven and probable reserves at the Sunshine Mine have historically totaled approximately 4 to 7 years of annual production. Over its history, exploration and development activities have maintained reserves by finding new ore to replace that which was produced each year. Management believes this will continue for the foreseeable future, as studies have delineated several areas of favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore-bearing structures project into favorable lithologic units. Further exploration is necessary to establish the existence of and quantify the additional mineralized material, but management believes it could exceed 100 million ounces.

     The Company acquired the Pirquitas Mine in November 1995, and immediately began an active exploration and metallurgical testwork program. The Company commissioned a bankable feasibility study of the property in early 1998, which estimated that the property contained metal in proven and probable reserves totaling 129 million ounces of silver, 118 million pounds of tin and 546 million pounds of zinc. The Company expects future development and exploration work at the site will expand these reserves.

LIQUIDITY RISK

     Given current difficult silver market conditions and the Company's diminished financial resources, the Company has determined that it would not likely be able to access the capital required to service its debt or develop Pirquitas.

The $26.5 million of 8% Senior Exchangeable Notes (the "Eurobonds") are due April 24, 2000 and the Company does not have the funds to retire this indebtedness. Although the Company is currently in negotiations to restructure its debt and obtain additional financing, there is no assurance that such negotiations will be successful. If such negotiations are unsuccessful, the Company will become in default on the Eurobonds, which would create a default on the $14.9 million of 10% Senior Exchangeable Notes (the "Notes"). Such events could require, among other things, the Company to seek further modifications in its existing debt agreements, seek protection under the bankruptcy laws or cease some or all operations altogether. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

     As more than 80% of the Company's operating revenues are derived from the sale of silver, the Company's earnings are directly related to the price of silver, which has been depressed since 1985. As a result, the Company has reported operating losses and negative cash flow from operations since that time. The Company's strategy is to add sufficient low cost silver production to be profitable at prices for silver which have prevailed in recent years, while also positioning the Company to benefit from an expected improvement in silver prices. Should the Company not succeed in adding such low cost production and there is no substantial improvement in the silver price, the Company will continue to report operating losses and negative cash flow.

     The accuracy of any forward looking statements and other similar statements contained herein regarding production, reserves, mineralized materials and cash costs will depend upon the actual grade, quantity and other qualities of recoverable reserves and resources, which may differ from current estimates. Actual results could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, by-product prices, imprecision of reserve estimates, future economic conditions, regulations, competition, and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement.

     For information regarding Sunshine's business, certain classes of products or services and sales to certain significant customers, see Notes 1, 2, 12 and 13 of Notes to Consolidated Financial Statements included elsewhere herein.

SILVER SUPPLY, DEMAND, AND PRICES

     According to studies published by the Silver Institute in its World Silver Survey (prepared by Gold Fields Mineral Services Ltd.) and by CPM Group (precious metal industry consultants), since 1990 demand for silver has significantly exceeded silver production. The gap between new supply and demand has been bridged by the availability of a large surplus of silver inventories generated in the aftermath of the major increase in silver prices in 1979-1983. The availability of these inventories has kept silver prices at depressed levels. According to these same studies, silver inventories worldwide have been greatly diminished.

     In the first quarter of 1998, silver prices increased to their highest levels in over 10 years in response to concerns about supply availability, as Berkshire Hathaway Incorporated announced an investment in 129.7 million ounces of silver bullion. However, silver prices declined over the last three quarters of 1998, averaging $4.92 per ounce in the fourth quarter of 1998 and $5.22 for 1999. According to the above cited industry reports, physical availability of silver should continue to tighten as available inventories are consumed.

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

     Ore and metals produced at the Sunshine Mine during 1999, 1998 and 1997, respectively, were as follows:

                                    1999           1998           1997
                                  ---------     ----------      ---------

Tons of Ore ................        217,601        247,866        183,404
Metals Recovered:
     Ounces of Silver ......      5,210,843      5,806,468      4,253,315
     Pounds of Copper ......      1,235,368      1,273,318        884,124
     Pounds of Antimony ....        991,079      1,078,460        785,897
     Pounds of Lead ........      6,966,645     12,001,080      9,203,907

     These metals were recovered from ore containing an average of 24.75, 24.17 and 23.95 ounces of silver per ton, in 1999, 1998 and 1997, respectively. Metallurgical recoveries were approximately 97% of the contained silver, 97% of the contained copper and 92.5% of the contained lead.

     The Sunshine Mine's proven and probable ore reserves were estimated by the Company's technical personnel at January 1, 2000, to be 1.27 million tons of ore containing 30.0 million ounces of silver and 11.5 million pounds of copper. The weighted average ore grades, adjusted for mining dilution, but not adjusted for metallurgical recoveries, are 23.65 ounces per ton silver and 0.455 percent copper. Lead reserves are calculated only for the West Chance vein, and it contains 13.5 million pounds of lead at a grade of 2.61 percent.

     During the three years ended December 31, 1999, the Sunshine Mine accounted for all of the Company's silver production, and approximately 18% of the Company's silver reserves at December 31, 1999. See Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

     The West Chance Vein, which has been the focus of the Company's production in recent years, will be largely depleted by the end of 2000. Exploration activity to replace reserves is focused on vein systems in the eastern area of the mine, the 101 Vein, the Yankee Girl Vein and the Chester Vein. The 1995 acquisition of the ConSil property, on the eastern flank of the workings of the Sunshine Mine, was done to facilitate evaluation and development of these and other veins. A shaft on the ConSil property extends from the surface to a depth of 5400 feet and connects to the Sunshine's eastern workings on the 3100 level, and serves as the Sunshine Mine's secondary escapeway. Access from this shaft to these exploration areas will be important in their future exploration and development.

     The proven and probable reserves at the Sunshine Mine have historically totaled approximately 4 to 7 years of annual production. Over the mine's history, exploration and development activity have maintained reserves by finding new ore to replace that which was produced each year. Management believes this will continue for the foreseeable future as studies have determined that these veins may continue into areas with favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore-bearing structures project into favorable lithologic units. Further exploration is necessary to identify and quantify the additional mineralized material, but the magnitude of the contained silver could exceed 100 million ounces.

     The hourly employees at the Sunshine Mine are represented by the United Steelworkers of America (the "USWA") (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "IBEW") (collectively, the "Unions"). Effective May 1, 1994, the Unions and SPMI entered into new six-year labor agreements. The salient features of the agreements are (1) continuation of the flexible wage scale making wages variable with silver prices, with some increase in direct hourly wages; (2) the ability of either party to reopen negotiations on wages and benefits at the end of the third year, subject to mandatory interest arbitration if agreement is not reached; and (3) an increase in pension benefits in exchange for the elimination of Company provided retiree medical benefits for the current work force. Pursuant to its terms, the contract with the USWA was extended on March 1, 2000 until May 1, 2001. The contract with the IBEW will expire on May 1, 2000, and the Company expects to enter into negotiations regarding a new contract shortly. No assurance can be given as to the likely result of those negotiations.

ARGENTINA OPERATIONS

     The Company commenced operations in Argentina in 1994, and the Pirquitas property was acquired by the Company in November 1995. Pirquitas is located in the Puna de Atacama of northwestern Argentina in the province of Jujuy at an elevation of over 14,000 feet. The nearest major city is the provincial capital, San Salvador de Jujuy, which is about 220 miles southeast of Pirquitas. The Chilean and Bolivian borders lie about 31 miles west and 37 miles to the north, respectively.

     The Company feels that recent political and economic changes in Argentina, designed to incentivize foreign investment, particularly in the mining industry, have made the country an extremely attractive target for mining investment. The country has privatized many state-owned enterprises, and has implemented reforms to many previously state-controlled activities, including mineral exploration and development. A program of fiscal stability has brought down inflation. Guarantees to foreign investors include parity of treatment with Argentine nationals, a freely-exchangeable currency, tax-stabilization programs and complete freedom to repatriate profits.

     The Company's most advanced project in Argentina is Pirquitas. The Company has assigned proven and probable reserves to Pirquitas totaling 129.6 million ounces of silver, along with 59 thousand tons of tin and 273 thousand tons of zinc. The Company has invested a total of approximately $20 million in the acquisition and evaluation of the property. The Company is reviewing its strategic alternatives relative to development of the property or disposition of some portion of the property to finance its development.

     The Company has a number of other projects in Argentina, which it plans to further evaluate in the next year. Two of these properties, Capricho and Aguas Calientes, are of particular interest due to high grade gold, silver or base metal values found in surface reconnaissance. The Company hopes to fund a limited drilling program on these two properties in 2000.

MEXICAN OPERATIONS

     The Company has recently acquired its first Mexican property, Juanicipio. The property is located adjacent to the Fresnillo Mine, one of the most prolific silver mines in the world.

OTHER EXPLORATION

     The Amador Canyon property, near Austin, Nevada, is in an area of historic silver production. Based on analysis of surface outcrops and geophysics, the Company believes the property may contain a strata-bound silver deposit amenable to bulk mining methods.

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

MARKETING

     The Company's primary product at the Sunshine Mine can be either refined silver which is sold to industrial customers or precious metals dealers, or silver-copper and lead-silver concentrates which are sold to smelters. Prices received for refined silver are based on market prices at the time of shipment. Prices received for the silver-copper concentrate are based on average prices for silver, copper and lead during a quotational period shortly after shipment. The Company bases its decisions on whether to refine its silver-copper concentrates internally or sell them to a smelter based on internal production costs versus available smelter contract terms. All lead-silver concentrates are sold to smelters, with prices for contained lead and silver based on a quotational period shortly after shipment. The Company's refined silver, antimony and copper products are generally marketed directly to metals dealers or industrial customers. See Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

OTHER BUSINESS AND REGULATORY FACTORS

     The Company's precious metals operations are intensely competitive and subject to risks and regulations inherent in and applicable to mining generally and the precious metals industry specifically. Competition in the precious metals mining industry, and particularly the silver mining industry, is very volatile. The market for gold and silver is international and there is no significant marketing advantage in domestic production versus international production. No single source of silver is significant to the world market, and many of the principal sources of silver as a primary metal have been forced to close as a result of continued low silver prices over the past several years. As a result, most new mine production of silver at the present time is from gold, copper, lead and zinc mines which produce silver as a by-product, and whose economics are not significantly related to the price of silver.

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

     The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's operations, or may cause material changes or delays in the Company's intended activities. Currently, the Company does not expect to incur any material capital expenditures associated with environmental regulations (such as expenditures for relevant control facilities) during the fiscal year 2000. See Note 11 of Notes to Consolidated Financial Statements included elsewhere herein; and "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS." The Company also does not anticipate any material effect from compliance with environmental, health and safety laws, regulations and ordinances.

EMPLOYEES

     At December 31, 1999, Sunshine and its subsidiaries, including SPMI, employed approximately 310 persons; 275 of whom are located at the Kellogg facilities. SEE "ITEM 1. BUSINESS. THE SUNSHINE MINE AND REFINERY COMPLEX."

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

     At the Bunker Hill Superfund Site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the "Smelter Area") and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville and Pinehurst, Idaho encompassed by the Site (the "Residential Areas"). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to continue for another three to four years. The Company currently has accrued $1.9 million for its (including SPMI's) share (12.4%) of the estimated remaining remediation costs at December 31, 1999.

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

     The Company does not believe that the designation of SPMI as a PRP at the Spokane Junkyard Site will have a material impact on the Company's results of operations, financial condition, cash flows or on its liquidity or capital resources. SPMI does not believe it will be required to pay any clean-up costs at the Spokane Junkyard Site. No records of SPMI have been discovered by it or the EPA showing SPMI ever sent any material to the site. To date, the EPA has not filed any action against SPMI or the Company in relation to the Spokane Junkyard Site.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of Sunshine's fiscal year ended December 31, 1999.

                                     PART II

5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Sunshine's Common Stock is listed for trading on the New York Stock Exchange (symbol "SSC"). Sunshine currently does not pay cash dividends on its Common Stock and has not paid any since the third quarter of 1981. At March 28, 2000, Sunshine had approximately 30,000 holders of record of its Common Stock. On March 28, 2000, the closing price of the Common Stock price as reported on the New York Stock Exchange, Inc. ("NYSE") Composite Transactions was $0.75.

     Presently, the Company does not intend to pay cash dividends. Also, pursuant to restrictions imposed by the Company's outstanding debt securities at December 31, 1999, the Company could not pay cash dividends on shares of its Common Stock.

     The following table sets forth the range of high and low sales prices for the Common Stock as reported on the NYSE composite tape for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                              1999 QUARTERS            1998 QUARTERS
                         -------------------------------------------------
                             HIGH         LOW         HIGH        LOW
--------------------------------------------------------------------------
1st Quarter                    6          3 1/2       13 1/2       7
--------------------------------------------------------------------------
2nd Quarter                    4 1/4      3           11           7
--------------------------------------------------------------------------
3rd Quarter                    3 1/4      2            8           5
--------------------------------------------------------------------------
4th Quarter                    2 1/2      1 1/4        8           4
--------------------------------------------------------------------------

CONTINUED NYSE LISTING/REVERSE STOCK SPLIT

     On July 17, 1999, the Company announced a 1 for 8 reverse stock split of the Company's common stock, effective August 6, 1999. The reverse split was previously approved by shareholders at the Annual Meeting in June 1997. The reverse split was undertaken in order to increase the Company's stock price to over $1 to comply with new New York Stock Exchange (the "Exchange") continued listing requirements.

     By letter dated March 22, 2000, the Exchange notified the Company that it was below the Exchange's continued listing standard of total market capitalization of not less than $50 million. The letter also noted that the Company's stock price had traded down recently and was in jeopardy of falling below the continued listing criteria of a minimum share price of $1 over a 30 trading-day period.

     The Exchange also stated that the Company must present a business plan by May 6, 2000 that demonstrates compliance with continued listing standards within 18 months. The plan is subject to Exchange approval.

WARRANTS

     The Company's common stock purchase warrants, which expire May 22, 2001, are traded on the NASDAQ OTC Bulletin Board (symbol "SILVZ") with high and low sales prices as reported by NASDAQ during 1999 of $0.25 and $0.016. There are approximately 7.3 million warrants outstanding. Eight warrants may be exercised to acquire one share of common stock at $11.04 per share.

6.   SELECTED FINANCIAL DATA.

     The following table sets forth summary historical financial information of Sunshine as of the dates and the periods indicated in the table below. All amounts are in thousands, except price and production statistics and per share amounts.

                                                        ==========================================================================
                                                                                YEAR ENDED DECEMBER 31,  (1)
                                                        --------------------------------------------------------------------------
                                                           1999          1998(3)           1997            1996(4)        1995
                                                        -----------    -----------      -----------      -----------   -----------

STATEMENT OF OPERATIONS DATA:

Operating revenues ...................................  $    32,332    $    34,668      $    24,993      $    15,315   $    15,623
Mark to market gains (losses) ........................          359         (2,588)           1,859           (1,101)          911
                                                        -----------    -----------      -----------      -----------   -----------
    Total revenues ...................................       32,691         32,080           26,852           14,214        16,534

Net loss .............................................      (10,843)       (64,845)         (19,308)         (25,902)      (15,483)
Income (loss) applicable to common shares ............      (10,843)       (64,845)         (19,308)          11,600       (25,572)
Basic and diluted income (loss) per common share .....         (.31)         (2.02)            (.61)             .42         (1.06)
Weighted average common shares .......................       34,682         32,109           31,892           27,823        24,131

PRICE AND PRODUCTION STATISTICS:

Average silver price received ........................  $      5.23    $      5.47      $      5.02      $      5.11   $      5.20
Tons .................................................      217,601        247,866          183,404          120,910        101,240
Silver grade (ounces per ton) ........................        23.29          24.17            23.95            22.04         17.66
Silver ounces produced ...............................    5,210,843      5,806,468        4,253,315        2,577,895     1,731,714
Net cash cost per ounce(2) ...........................  $      4.36    $      4.43      $      4.50      $      6.12   $      6.61

BALANCE SHEET DATA:

Cash and cash investments ............................  $       628    $     1,412      $    15,985      $    16,317   $    12,837
Working capital ......................................      (25,679)         9,716           26,959           25,559        23,550
Total assets .........................................       37,020         39,897          101,601          105,486       101,134
Long-term debt and capital lease obligations .........       11,720         42,597           42,265           25,780         1,519
Stockholders' equity (deficit):
    Preferred Stock ..................................           --             --               --               --        82,268
    Other.............................................      (18,720)       (17,466)         (44,496)          63,598         2,814
Book value per common share ..........................         (.48)          (.54)            1.39             2.00         (1.76)
    Common shares outstanding ........................       38,672         32,426           31,904           31,873        24,137

----------------

(1) All share and per share amounts have been adjusted to reflect the 1 for 8 reverse stock split effective August 6, 1999.

(2) Net cash cost per ounce includes all expenditures (other than exploration costs and capital expenditures) related to the operation of the Sunshine Mine and Refinery Complex, less any by-product revenues. Such costs include non-capital development costs, production and maintenance costs, ad valorem taxes, insurance, and postemployment benefit costs incurred on site.

(3) During 1998 the Company recorded a $50.4 million impairment of mining properties expense to write down the value of the Company's investment in the Sunshine Mine.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred cash operating losses for the past several years, as the price of silver has continued at levels too low to cover the Company's direct production costs, general and administrative costs, interest expense and exploration expenses. The Company has maintained a large exploration and development budget relative to its size in the belief that finding new low cost sources of production was fundamental to improving profitability. As part of that effort, the Company has invested approximately $33 million over the past four years to complete a feasibility study at the Pirquitas Mine and improve operations at the Sunshine Mine.

     Due to these investments, the Company has significantly improved operations at the Sunshine Mine in recent years, and believes Pirquitas, if developed by the Company, would generate earnings sufficient to make the Company profitable at silver prices which have prevailed in recent years.

     In the face of these improvements, the Company has seen that the level of investor interest in mining in general and silver mining in particular has declined significantly in recent years. Due to this unforeseen change in market attitudes, the current difficult silver market conditions and the Company's diminished financial resources, the Company was unable to raise the capital it required to service its existing indebtedness or to provide the equity portion of the development cost at Pirquitas. As a result, the Company's existing cash balances and sources of cash are insufficient for the foreseeable future, and its access to new sources of capital is limited. The Company had a $25.7 million deficit in working capital at December 31, 1999 including $31.5 million for the current portion of long term debt.

     At a meeting held on March 27, 2000, the holders of its 8% Senior Exchangeable Notes due 2000 (the "Eurobonds") passed a motion to extend the maturity of the Eurobonds from March 21, 2000 to April 24, 2000. The meeting was then adjourned until April 24, 2000. The Company does not have the funds to retire the $26.5 million of Eurobonds outstanding as of December 31, 1999. Also, because the $1.0 million interest payment due March 21, 2000 has not been made, the Eurobonds could be declared to be in default by holders of at least 25% of the outstanding principal giving such notice to the trustee.

     The Company was required to issue, as soon as practicable after March 21, 2000, approximately 1.5 million shares of Common Stock to the holder of its 10% Senior Convertible Notes (the "Notes") as an additional interest payment. Pursuant to the terms of the Notes, the additional interest payment was due because the Eurobonds were not converted into Common Stock nor refinanced with junior debt prior to March 21, 2000. The Company has only issued 658 thousand of these shares. At the present time, the Company is in negotiations with the holders of the Notes with regards to a restructuring and does not expect to issue any shares in the future for interest until such negotiations are completed. This could result in the Company being in default on the Notes. Additionally, if the Eurobonds are not restructured by April 25, 2000, the Company will be in default on the Notes.

     The Company is currently engaged in negotiations with holders of the Eurobonds and the holders of the Notes with regard to a comprehensive restructuring of the Company's balance sheet. The Company will also need to arrange for additional capital to fund its cash requirements. There is no assurance that these negotiations will be successful. If these negotiations are unsuccessful, the Company may be required to, among other things, seek further modifications in its existing debt agreements, seek protection under the bankruptcy laws or cease some or all operations altogether. Any of these would be expected to have a significant negative impact on the price of the Company's common stock.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company continues to believe that over the long term, the best way to add shareholder value will be by finding undeveloped properties with significant silver, gold and base metal values. Therefore, as funds are available, it will continue to use a portion of those funds on exploration in new areas. The Company currently controls four properties in addition to Pirquitas and the Sunshine Mine which it believes represent excellent opportunities to add significantly to its mineral inventory. It hopes to begin an initial round of drilling on some or all of these properties during 2000 if funds become available.

EVALUATION OF RECOVERABILITY OF INVESTMENT IN SUNSHINE MINE

     Whenever circumstances or events indicate, and at least annually, the Company evaluates its mining properties for impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, recoverable reserves and estimates of future reserve potential which management believes are reasonable, based on historical silver prices and production. If the sum of such cash flows is less than the carrying amount of the asset, the Company would record an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     During the third quarter of 1998, drilling in the West Chance vein indicated that the size of the vein might be smaller than what was previously expected. Based on that information, along with low by-product prices and a decline in silver prices, the Company estimated that future cash flows from the mine would not be sufficient to recover the $59.4 million carrying amounts of the mine. The fair value of the mine as determined by the discounted cash flow method was approximately $9 million and an impairment charge of $50.4 million was taken at the end of the third quarter.

     Future increases in the price of silver and the presence of additional mineralized material and resources are forward-looking statements regarding matters over which the Company has no control. Actual future silver prices and the results of current exploration may differ from anticipated values.

OTHER

     The Company and SPMI have been identified by the EPA as a PRP at the Bunker Hill Superfund Site and SPMI has been identified as a PRP at the Spokane Junkyard Site. The Company believes that its status as a PRP will not have a material adverse effect on its consolidated financial position or results of operations. See "LEGAL PROCEEDINGS - ENVIRONMENTAL MATTERS" and Note 11 of Notes to Consolidated Financial Statements.

OPERATING, INVESTING AND FINANCING ACTIVITIES

     Cash used in operating activities was $5.8 million in 1999 compared with $9.5 million in 1998 and $15.1 million in 1997. The $3.7 million improvement in 1999 was primarily due to the $3.8 million decrease in cash operating loss and changes in other working capital items. The cash operating loss decreased in 1999 compared to 1998 primarily due to a mark to market gain of $359 thousand in 1999 compared to a $2.6 million loss in 1998, a $2.5 million reduction in exploration costs, a $1.0 million decrease in cash interest expense and a $216 thousand decrease in general and administrative expense. These were partially offset by a $1.6 decrease in cash operating income at the Sunshine Mine (from $5.9 million in 1998 to $4.3 million in 1999), a $369 thousand decrease in interest income and payment of approximately $900 thousand for fees and expenses incurred in connection with security offerings attempted during 1999.

     Cash used by investing activities in 1999 was $0.8 million, including $4.2 million of additions to property, plant and equipment ($2.6 million for the development of Pirquitas, $1.4 million in capital expenditures at the Sunshine Mine and $200 thousand on other properties). These were offset by $1.9 million in proceeds from the sale of certain investments and $1.5 million from the sale of 300 thousand ounces of investment silver bullion. $5.8 million cash was used by investing activities during 1998, including $8.3 million for the development of the Pirquitas Mine in Argentina and $1.8 million at the Sunshine Mine, partially offset by $4.5 million of cash proceeds from the sale of certain investments, 300 thousand ounces of investment silver bullion, and proceeds from settlement of certain litigation. In 1997, $2.2 million of proceeds from investments was partially offset by $2.0 million of additions to property, plant and equipment resulting in $0.2 million of cash provided by investing activities.

     $5.8 million in cash was provided through the issuance of the 5% Notes in 1999. Cash provided by financing activities in 1998 includes $785 thousand from the exercise of stock options and warrants. Cash provided by financing activities was $14.6 million in 1997 resulting from the Company's issuance of the 10% Notes.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     The Company's net loss decreased $54.0 million in 1999 to $10.8 million compared to $64.8 million in 1998. The improvement is primarily due to the $50.4 million impairment writedown of the Sunshine Mine in 1998.

     Consolidated operating revenues decreased approximately $2.3 million (6.7%) for 1999 compared to 1998, while mark to market gains on investment bullion totaled $359 thousand in 1999 compared to a $2.6 million writedown in 1998. The decrease in operating revenues primarily resulted from a $0.24 decrease in the average price received per ounce of silver sold (5.5 million ounces of silver at an average of $5.23 per ounce in 1999 compared to 5.5 million ounces at an average of $5.47 per ounce in 1998), and a $742 thousand decrease in by-product revenue. By-product revenue decreased primarily because of a 4.5 million-pound reduction in lead sales, partially offset by a 125 thousand-pound increase in copper sold. The reduction in lead sales is due to the fact that mining is now being conducted in areas of the West Chance that contain less lead.

     Cost of revenues decreased $692 thousand (2.4%) from $28.4 million in 1998 to $27.7 million in 1999 primarily due to lower per ounce operating cash cost which decreased $.07 (1.6%) to $4.36 per ounce of silver. This reduction was primarily due to a .58 ounce per ton (2.4%) increase in average grades from 1998 to 1999, reduced smelter costs and a reduction in development costs. Silver production totaled 5.2 million ounces produced from 217,601 tons at 24.75 ounces per ton in 1999 versus 5.8 million ounces from 247,866 tons at 24.17 ounces per ton in 1998.

     Depreciation, depletion and amortization decreased by approximately $3.6 million as a result of the writedown of the Sunshine Mine in the third quarter of 1998.

     Exploration expense decreased $2.5 million in 1999 compared to 1998 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the U.S.

     Selling, general and administrative costs decreased $216 thousand (4.3%) due to a variety of cost reductions.

     Interest income decreased $370 thousand due to lower average invested cash balances.

     Interest and debt expense increased $1.2 million primarily due to the amortization of the beneficial conversion feature associated with the 5% Notes issued in January 1999, and higher amortization of debt discount for the outstanding Eurobonds.

     In 1999, income of $297 thousand in other, net was primarily due to $1.5 million from gains on certain investments sold and recognition of actuarial gains on pension plans not previously recognized, partially offset by fees and expenses related to attempting certain debt offerings. Other, net of $2.7 million in 1998 represented a $1.1 million net gain for proceeds received from settlement of certain litigation and a reduction of the valuation reserves previously recorded against certain investments.

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

     Mark to market writedowns, primarily for silver bullion held for investment, amounted to $2.6 million in 1998 compared to a $1.9 million gain in 1997. The writedown was due to declines in the per ounce silver price from $5.945 to $4.988 between December 31, 1997 and December 31, 1998. The 1997 gain was due to the increase from $4.74 to $5.945 per ounce of silver between December 31, 1996 and December 31, 1997.

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

UPDATE ON YEAR 2000 COMPUTER ISSUES

     During 1999 we undertook initiatives to ensure that our systems were Year 2000 compliant, as well as contacting major customers and vendors to assess their status. As of the date of this filing, we have not experienced any disruption of our operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

7a.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES.

COMMODITY PRICE RISK

     Substantially all of the Company's revenues are from sales of silver. Volatility in the price of silver causes substantial fluctuations in the Company's revenues and financial condition. There are many factors which influence the volatility of silver prices. Changes in supply and demand, worldwide economic and political conditions, expectations as to inflation and speculative activity in the market all cause fluctuations in silver prices. As previously discussed, the price of silver in recent years has been depressed, averaging approximately $5.00 per ounce for the 12-year period ended in 1999. Over the prior ten year period the silver price averaged approximately $10 per ounce.

     The Company maintains an investment inventory of silver bullion which totaled approximately 729 thousand ounces at December 31, 1999. As a result, the Company's financial results are affected by changes in the price of silver. When silver prices decline, the decline in value of the investment bullion is recorded as a mark to market loss on the Company's statement of operations. Conversely, an increase in silver prices is recorded as a mark to market gain. A 10% decrease ($0.50) in the per ounce price of silver during 2000 would result in a $365 thousand mark to market loss for the year.

     To earn current income on this investment and to mitigate a portion of its exposure to a decline in silver prices, the Company from time to time will sell covered calls against its silver bullion inventory. Total premiums earned for the sale of covered calls aggregated $246,500, $316,250 and $116,500 in 1999, 1998 and 1997, respectively. At December 31, 1999, the Company had covered call options outstanding for 300,000 ounces of silver with strike prices ranging from $5.25 to $5.35 and expiration dates of January 27, 2000 (100,000 ounces), February 25, 2000 (100,000 ounces) and March 28, 2000 (100,000 ounces). The fair value of the sold calls at December 31, 1999 approximates the premiums received when they were sold. At December 31, 1998, no covered call options were outstanding. At December 31, 1997, the Company had covered call options outstanding for 1.2 million ounces of silver with strike prices ranging from $5.75 to $7.00 and expiration dates of February 26, 1998 (200,000 ounces), March 27, 1998 (900,000 ounces), and December 27, 1998 (100,000 ounces). The fair value of the sold call options at December 31, 1997 did not materially exceed the $202,000 of premiums received when they were sold. The Company's policy is not to sell any uncovered calls. (See Note 1 of Notes to Consolidated Financial Statements for information related to accounting policies for covered calls.)

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

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                Fair
                                                            There-             Value at
(dollars in millions)       2000       2001       2002      after      Total   12/31/99
                           -----      -----      -----      -----      -----   --------

Long-term Debt
    Fixed Rate             $32.0      $ 5.0      $ 4.9      $ 1.5      $43.4     $43.4
    Avg. Interest Rate       8.6%       8.9%       9.6%       9.0%

FOREIGN CURRENCY RISK

     The Company has operations in Argentina and Mexico. Therefore, the Company could be at risk for fluctuations in the relationship of U.S. dollar to the Argentine or Mexican peso exchange rates. However, Argentina maintains a 1:1 exchange ratio by limiting the amount of pesos that are issued to the amount of U.S. dollars held by the Argentine Central Bank. Also, it has been reported that Argentina is considering replacing the peso with the U.S. dollar. To date, the Company's activities in Mexico have not been significant. Thus at this time, the Company does not feel its foreign currency market risk is significant.

     At December 31, 1999, no debt was denominated in a foreign currency nor are there any firm purchase commitments denominated in a foreign currency.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed herewith begin on page F-1 hereof.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 27, 1999, Ernst & Young LLP (E & Y) resigned as auditors of the Company.

     The reports of E & Y on the Company's financial statements for 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports of E & Y for 1998 and 1997 were not modified as to uncertainty regarding the ability of the Company to continue as a going concern.

     In connection with the audits of the financial statements for each of the two fiscal years ended December 31, 1998 and 1997, and in the subsequent interim periods, there were no disagreements with E & Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of E & Y would have caused them to make reference to the matter in their report.

     On June 11, 1999, Grant Thornton LLP was engaged by the Company's Board of Directors as the new independent accountant of the Company.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to the Company's directors and nominees for election as directors and information relating to the executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders currently scheduled to be held on May 10, 2000 (the "Proxy Statement").

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

    3.3 Bylaws, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

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

    4.16 Amendment, dated December 11, 1998, to Warrants to Purchase Common Stock issued on November 24, 1997, filed as Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

    4.17 Specimen form of 5% Convertible Promissory Note, due January 28, 2001, filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated January 28, 1999 (File No. 001-10012), which exhibit is incorporated herein by reference.

    4.18 Letter Agreement dated September 22, 1999 by and between Sunshine Mining and Refining Company, on the one hand, and Westgate International, L.P. and Elliott Associates, L.P., on the other hand, filed as Exhibit 4.20 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-88293), which exhibit is incorporated herein by reference.

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

    10.13 Amendment, dated December 11, 1998, to Warrants to Purchase Common Stock issued on November 24, 1997, filed as Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

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

    10.18 Letter Agreement dated September 22, 1999 by and between Sunshine Mining and Refining Company, on the one hand, and Westgate International, L.P. and Elliott Associates, L.P., on the other hand, filed as Exhibit 4.20 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-88293), which exhibit is incorporated herein by reference.

    21.1 Subsidiaries of Sunshine filed as Exhibit 22.1 to Sunshine's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

    *23.1      Consent of Ernst & Young LLP.

    *23.2      Consent of Grant Thornton LLP.

    *24.1 Power of attorney of the officers and directors of the Company, included on the signature page hereof.

    *27.1      Financial Data Schedules

-------------
*  Filed herewith

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

     DATED this 31st day of March, 2000.

                                   SUNSHINE MINING AND REFINING COMPANY


                                   By /s/ WILLIAM W. DAVIS
                                      ------------------------------------------
                                      William W. Davis, Executive Vice President
                                      and Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Sunshine Mining and Refining Company (the "Company") hereby constitutes and appoints John S. Simko, William W. Davis, and Robert H. Peterson, or any of them (with full power to each of them to act alone), his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all documents relating to the Company's Form 10-K for the year ended December 31, 1999, including and all amendments and supplements hereto, with any regulatory authority granting said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same, as fully to all intents and purposes as he himself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March, 2000.

NAME                                   CAPACITIES
----                                   ----------

/s/ JOHN S. SIMKO                      Director, Chairman of the Board, and
-----------------------------------    Chief Executive Officer
 John S. Simko

/s/ G. CHRIS ANDERSEN                  Director
-----------------------------------
 G. Chris Andersen

/s/ DANIEL D. JACKSON                  Director
-----------------------------------
 Daniel D. Jackson

/s/ V. DALE BABBITT                    Director
-----------------------------------
 V. Dale Babbitt

/s/ WILLIAM W. DAVIS                   Executive Vice President
-----------------------------------    and Chief Financial Officer
 William W. Davis

/s/ ROBERT B. SMITH, JR.               Director
-----------------------------------
 Robert B. Smith, Jr.

/s/ OREN G. SHAFFER                    Director
-----------------------------------
Oren G. Shaffer

/s/ GEORGE M. ELVIN                    Director
-----------------------------------
George M. Elvin

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

    3.3        Bylaws, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, which exhibit is incorporated herein by reference.

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

    4.16       Amendment, dated December 11, 1998, to Warrants to Purchase Common Stock issued on November 24, 1997, filed as Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, which exhibit is incorporated herein by reference.

    4.17       Specimen form of 5% Convertible Promissory Note, due January 28, 2001, filed as Exhibit 4.2 to the
               Registrant's Current Report on Form 8-K, dated January 28, 1999 (File No. 001-10012), which exhibit is incorporated herein by reference.

    4.18       Letter Agreement dated September 22, 1999 by and between Sunshine Mining and Refining Company, on the one hand, and Westgate International, L.P. and Elliott Associates, L.P., on the other hand, filed as
               Exhibit 4.20 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-88293),
               which exhibit is incorporated herein by reference.

    o10.1      1987 Employee Nonqualified Stock Option Plan of Sunshine filed as Exhibit 10.9 to Sunshine's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1986, which exhibit is incorporated herein by reference.

    o10.2      Amendment No. 1 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1, Registration No. 33-63446, as amended, which exhibit is incorporated herein by reference.

    o10.3      Amendment No. 2 to the 1987 Employee Nonqualified Stock Option Plan of Sunshine filed as Exhibit 10.1 to Sunshine's Quarterly Report on Form 10-Q for the period ended June 30, 1994, which exhibit is incorporated herein by reference.

    o10.4      1993 Incentive Stock Option Plan of Sunshine filed as Exhibit 10.18 to Sunshine's Registration
               Statement on Form S-1, Registration No. 33-63446, as amended, which exhibit is incorporated herein by reference.

    o10.5      1995 Employee Nonqualified Stock Option Plan of Sunshine filed as Exhibit 10.5 to Sunshine's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1998, which exhibit is incorporated herein by reference.

    o10.6      Form of Executive Employment Agreement entered into as of January 1, 1994, between Sunshine and John
               S. Simko filed as Exhibit 10.8 to Sunshine's Registration Statement on Form S-1, Registration No.
               33-73608, as amended, which exhibit is incorporated herein by reference.

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

    10.13      Amendment, dated December 11, 1998, to Warrants to Purchase Common Stock issued on November 24, 1997, filed as Exhibit 4.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1998, which exhibit is incorporated herein by reference.

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

    10.18      Letter Agreement dated September 22, 1999 by and between Sunshine Mining and Refining Company, on the one hand, and Westgate International, L.P. and Elliott Associates, L.P., on the other hand, filed as
               Exhibit 4.20 to the Registrant's Registration Statement on Form S-3 (Registration No. 333-88293),
               which exhibit is incorporated herein by reference.

    21.1       Subsidiaries of Sunshine filed as Exhibit 22.1 to Sunshine's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1992, which exhibit is incorporated herein by reference.

    *23.1      Consent of Ernst & Young LLP.

    *23.2      Consent of Grant Thornton LLP.

    *24.1      Power of attorney of the officers and directors of the Company, included on the signature page hereof.

    *27.1      Financial Data Schedules

--------------------------
*  Filed herewith

o  Management contract or compensatory plan or arrangement.

                       Consolidated Financial Statements

                     Sunshine Mining and Refining Company

                    Years ended December 31, 1999 and 1998
                      with Report of Independent Auditors

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Sunshine Mining and Refining Company

We have audited the accompanying consolidated balance sheet of Sunshine Mining and Refining Company as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $10,843,000 and used $5,812,000 of cash in operating activities in the year ended December 31, 1999, and, as of that date, the Company's total liabilities exceeded its total assets by $18,720,000 and its current liabilities exceeded its current assets by $25,679,000. Additionally, the $26,518,000 of 8% Senior Exchangeable Notes outstanding as of December 31, 1999 are due on April 24, 2000, and the Company does not have a refinancing or debt restructuring agreement, nor does it have the funds necessary to retire this indebtedness. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP

Dallas, Texas
February 25, 2000 (except for Notes 2 and 6, as to which the date is March 27, 2000)

                         Report of Independent Auditors

The Board of Directors
Sunshine Mining and Refining Company

We have audited the accompanying consolidated balance sheets of Sunshine Mining and Refining Company (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                       Ernst & Young LLP


Dallas, Texas
February 26, 1999

                      Sunshine Mining and Refining Company

                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)

                                                                      DECEMBER 31
                                                                  1999           1998
                                                                ---------      ---------

ASSETS
Current assets:
   Cash and cash investments                                    $     628      $   1,412
   Silver bullion (Note 3)                                          4,117          5,203
   Accounts receivable                                              2,677          2,801
   Inventories (Note 3)                                             2,826          4,236
   Other current assets                                               787          1,845
                                                                ---------      ---------
Total current assets                                               11,035         15,497

Property, plant, and equipment, at cost (Note 4)                   60,720         57,114
Less accumulated depreciation, depletion, and amortization        (37,623)       (36,700)
                                                                ---------      ---------
                                                                   23,097         20,414
Investments and other assets                                        2,888          3,986
                                                                ---------      ---------
Total assets                                                    $  37,020      $  39,897
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                             $   1,634      $   1,413
   Accrued expenses (Note 5)                                        3,562          4,368
   Current portion, long term debt (Note 6)                        31,518             --
                                                                ---------      ---------
Total current liabilities                                          36,714          5,781

Long term debt (Note 6)                                            11,720         42,597
Accrued pension and other postretirement benefits (Note 10)         4,445          5,498
Other long-term liabilities and deferred credits (Note 11)          2,861          3,487

Commitments and contingencies (Notes 2, 3, 11 and 12)                  --             --

Stockholders' equity (deficit) (Notes 6 and 8):
   Common stock, $0.01 par value:
     Authorized shares - 75,000
     Issued shares - 39,252 in 1999; 32,996 in 1998                   393          2,640
   Paid-in capital                                                725,840        714,004
   Deficit                                                       (743,843)      (733,000)
                                                                ---------      ---------
                                                                  (17,610)       (16,356)
Less treasury stock: 579 in 1999; 570 shares
   in 1998, at cost                                                (1,110)        (1,110)
                                                                ---------      ---------
                                                                  (18,720)       (17,466)
                                                                ---------      ---------
Total liabilities and stockholders' equity (deficit)            $  37,020      $  39,897
                                                                =========      =========

See accompanying notes.

                      Sunshine Mining and Refining Company

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                        YEAR ENDED DECEMBER 31
                                                   1999          1998           1997
                                                 --------      --------      --------

Operating revenues (Note 13)                     $ 32,332      $ 34,668      $ 24,993
Mark to market gain (loss)                            359        (2,588)        1,859
                                                 --------      --------      --------
                                                   32,691        32,080        26,852
Costs and expenses:
   Cost of revenues                               (27,673)      (28,365)      (22,989)
   Depreciation, depletion, and amortization       (1,328)       (4,944)       (5,817)
   Impairment of mining properties (Note 4)            --       (50,425)           --
   Exploration                                     (2,015)       (4,512)       (7,352)
   Selling, general, and administrative
     expense                                       (4,800)       (5,016)       (5,072)
                                                 --------      --------      --------
                                                  (35,816)      (93,262)      (41,230)
Other income (expense):
   Interest income                                    198           567           594
   Interest and debt expense                       (8,213)       (6,979)       (5,628)
   Other, net                                         297         2,749           104
                                                 --------      --------      --------
                                                   (7,718)       (3,663)       (4,930)
                                                 --------      --------      --------

Net loss                                         $(10,843)     $(64,845)     $(19,308)
                                                 ========      ========      ========

Basic and diluted loss per
 common share (Note 9)                           $  (0.31)     $  (2.02)     $  (0.61)
                                                 ========      ========      ========

See accompanying notes.

                      Sunshine Mining and Refining Company

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                        COMMON STOCK                                TREASURY STOCK
                                                      ------------------    PAID-IN                -----------------
                                                      SHARES    AMOUNT      CAPITAL     DEFICIT    SHARES   AMOUNT       TOTAL
                                                      ------   ---------   ---------   ---------   ------  ---------   ---------
                                                                                     (In Thousands)

Balance at December 31, 1996 (Note 8)                 32,498   $     325   $ 713,365   $(648,847)    584   $  (1,245)  $  63,598
   Net loss                                               --          --          --     (19,308)     --          --     (19,308)
   Issuance of Warrants                                   --          --         100          --      --          --         100
   Other, net                                            (21)         --          --          --     (11)        106         106
                                                      ------   ---------   ---------   ---------     ---   ---------   ---------
Balance at December 31, 1997                          32,477   $     325   $ 713,465   $(668,155)    573   $  (1,139)  $  44,496
   Net loss                                               --          --          --     (64,845)     --          --     (64,845)
   Issuance of common stock upon conversion of
     Senior Exchangeable Notes                           191           2       1,317          --      --          --       1,319
   Issuance of common stock for interest on Senior
     Convertible Notes                                   134           1         749          --      --          --         750
   Issuance of common stock upon exercise of stock
     options and warrants                                194           2         783          --      --          --         785
   Other, net                                             --          --          --          --      (3)         29          29
                                                      ------   ---------   ---------   ---------     ---   ---------   ---------
Balance at December 31, 1998                          32,996   $     330   $ 716,314   $(733,000)    570   $  (1,110)  $ (17,466)
    Net loss                                              --          --          --     (10,843)     --          --     (10,843)
    Issuance of common stock upon conversion of:
         Senior Exchangeable Notes                       337           3       1,178          --      --          --       1,181
         5% Notes                                      3,451          35       5,632          --      --          --       5,667
         Senior Convertible Notes                         37          --         129          --      --          --         129
    Beneficial conversion feature on 5% Notes             --          --         962          --      --          --         962
    Issuance of common stock for interest on:
         Senior Exchangeable Notes                     1,587          16         (16)         --      --          --          --
         5% Notes                                        112           1         150          --      --          --         151
         Senior Convertible Notes                        730           8       1,486          --      --          --       1,494
    Other, net                                             2          --           5          --       9           0           5
                                                      ------   ---------   ---------   ---------     ---   ---------   ---------

Balance at December 31, 1999                          39,252   $     393   $ 725,840   $(743,843)    579   $  (1,110)  $ (18,720)
                                                      ======   =========   =========   =========     ===   =========   =========

See accompanying notes.

                      Sunshine Mining and Refining Company

                      Consolidated Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                                     1999          1998          1997
                                                                   --------      --------      --------
                                                                              (In Thousands)

OPERATING ACTIVITIES
Net loss                                                           $(10,843)     $(64,845)     $(19,308)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation, depletion, and amortization                        1,328         4,944         5,817
     Impairment of mining properties                                     --        50,425            --
     Amortization of debt issuance costs and accretion of debt
       discount                                                       3,806         2,480         2,300
     Gains on sales of investments and other                         (1,138)       (2,795)           --
     Common Stock issued for interest on Senior Convertible
       Notes and 5% Notes                                             1,645           750            --
     Net (increase) decrease in:
       Silver bullion                                                  (430)        1,097        (1,625)
       Accounts receivable                                              124            --          (177)
       Inventories                                                    1,410          (609)       (1,104)
       Other assets                                                     547          (947)         (173)
     Net increase (decrease) in:
       Accounts payable and accrued expenses                           (585)          855           260
       Accrued pension and other
         postretirement benefits                                     (1,053)         (174)         (401)
       Other liabilities and deferred credits                          (623)         (720)         (691)
                                                                   --------      --------      --------
Net cash used in operating activities                                (5,812)       (9,539)      (15,102)
                                                                   --------      --------      --------

INVESTING ACTIVITIES
Additions to property, plant, and equipment                          (4,183)      (10,318)       (1,997)
Other, principally sale of investments                                3,411         4,506         2,154
                                                                   --------      --------      --------
Net cash provided by (used in) investing activities                    (772)       (5,812)          157
                                                                   --------      --------      --------

FINANCING ACTIVITIES
Proceeds from issuance of long term debt,
   net of issuance costs                                           $  5,827      $     (7)     $ 14,613
Proceeds from issuance of common stock upon exercise of
   warrants and other transactions                                      (27)          785            --
                                                                   --------      --------      --------
Net cash provided by financing activities                             5,800           778        14,613
                                                                   --------      --------      --------

Increase (decrease) in cash and cash investments                       (784)      (14,573)         (332)
Cash and cash investments at beginning of year                        1,412        15,985        16,317
                                                                   --------      --------      --------
Cash and cash investments at end of year                           $    628      $  1,412      $ 15,985
                                                                   ========      ========      ========

Supplemental cash flow information:
Interest paid in cash                                              $  2,526      $  3,367      $  2,817
                                                                   ========      ========      ========

See accompanying notes.

                      Sunshine Mining and Refining Company

                   Notes to Consolidated Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION

Sunshine Mining and Refining Company (Sunshine or the Company) is a holding company whose principal subsidiaries are Sunshine Precious Metals, Inc. (SPMI) and Sunshine Argentina, Inc. and Sunshine Exploration, Inc. (SEI). SPMI mines, refines and markets concentrates containing silver and certain by-product metals to commercial customers. SPMI's principal operating property is the Sunshine Mine, located near Kellogg, Idaho. The Sunshine Mine accounted for all of the Company's operating revenues during 1999, 1998 and 1997. As a result, the Company has only one operating segment. SEI and SPMI are also engaged in exploration in other parts of the United States. Sunshine Argentina, Inc. owns the Pirquitas Mine, which is currently in the development stage. (See Note 12.) The consolidated financial statements include the accounts of Sunshine and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

CASH AND CASH INVESTMENTS

Cash and cash investments include certificates of deposit and other highly liquid investments with maturities of three months or less when purchased.

INVENTORIES AND SILVER BULLION

Investment silver bullion is stated at estimated net realizable prices. Adjustments to the carrying value of investment silver bullion is included in revenues. Precious metals inventories, materials and supplies are carried at the lower of cost (principally average cost) or market.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation on buildings, leasehold improvements, and equipment is provided by straight-line or declining-balance methods at rates based on the estimated lives of the respective assets. The principal lives range from 12 to 30 years for buildings and from 3 to 10 years for equipment (See Note 4).

Depletion of precious metal mineral interests is computed using the unit-of-production method based on estimated ore reserves. Mine exploration costs are charged to expense as incurred. Costs of major mine improvements, including interest, are capitalized and amortized in relation to the production of estimated ore reserves.

Whenever circumstances or events indicate, and at least annually, the Company evaluates its mining properties for impairment, based on undiscounted expected future cash flows. Such estimates are based on assumptions as to future silver prices, mining costs, recoverable mineral reserves, and estimates of future reserve potential which management believes are reasonable, based on historical silver prices and production. If the sum of such cash flows is less than the carrying amount of the asset, the Company records an impairment loss measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

2.   LIQUIDITY MATTERS AND REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. . These financial results are primarily attributable to depressed silver prices and lower by-product prices, resulting in margins insufficient to cover the Company's fixed expenses. In addition, the Company has used, rather than provided, cash in its operations and at 12/31/99 had a $25.7 million deficit in working capital.

The $26.5 million of 8% Senior Exchangeable Notes (the "Eurobonds") are due on April 24, 2000 and the Company does not have the funds to retire this indebtedness. Although the Company is currently in negotiations to restructure its debt, as described below, and obtain additional financing, there is no assurance that such negotiations will be successful. If such negotiations are unsuccessful, the Company will become in default on the Eurobonds, which would create a default on the $14.9 million of 10% Senior Convertible Notes. Such events could require, among other things, the Company to seek further modifications in its existing debt agreements, seek protection under the bankruptcy laws or cease some or all operations altogether.

In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, secure additional financing and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes will enhance the Company's ability to continue in existence:

     o During the first quarter of 2000, the Company began discussions with holders of the Eurobonds to modify certain terms and extend the maturity date. At a March 27, 2000 meeting of the holders, the maturity date was extended from March 21, 2000 to April 24, 2000. (See
          Note 6.)

     o The Company is engaged in ongoing negotiations with holders of the Eurobonds and the 10% Senior Convertible Notes with regard to a comprehensive restructuring of its balance sheet.

     o The Company is also attempting to obtain additional funds. No assurance can be given that such funds will be raised or that any such funds raised will be sufficient to fund the Company's cash requirements. The Company will continue to explore alternatives for its Pirquitas Mine in Argentina, including project financing, aligning with a joint venture finance partner for development of the mine or sale of the property.

3.   INVENTORIES, SILVER BULLION, AND SILVER CALL OPTIONS

Inventories consist of the following at December 31:

                                        1999       1998
                                       ------     ------
                                         (In Thousands)

Precious metals inventories:
   Work in process                     $1,376     $2,831
   Finished goods                         107         49
Materials and supplies inventories      1,343      1,356
                                       ------     ------
                                       $2,826     $4,236
                                       ======     ======

The Company held as an investment, $4.1 million and $5.2 million of silver bullion, in excess of normal operating requirements at December 31, 1999 and 1998, respectively.

The Company sells covered call options on silver bullion held for investment. Total premiums earned from the sale of covered calls aggregated $246,500, $316,250, and $116,500 in 1999, 1998, and 1997, respectively. At December 31,
1999, the Company had covered call options outstanding for 300,000 ounces of silver with strike prices ranging from $5.25 to $5.35 and expiration dates of January 27, 2000 (100,000 ounces), February 25, 2000 (100,000 ounces) and March 28, 2000 (100,000 ounces). The fair value of the sold calls at December 31, 1999 approximates the $34,000 of premiums received when they were sold. At December 31, 1998, no sold covered call options were outstanding. At December 31, 1997, the Company had covered call options outstanding for 1.2 million ounces of silver with strike prices ranging from $5.75 to $7.00 and expiration dates of February 26, 1998 (200,000 ounces), March 27, 1998 (900,000 ounces), and
December 27, 1998 (100,000 ounces).

4.   PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31:

                                                       1999       1998
                                                     -------     -------
                                                       (In Thousands)

Precious metals mineral interests                    $ 8,151     $ 8,095
Mine improvements                                     12,495       9,866
Buildings, leasehold improvements, and equipment      39,295      38,374
Land                                                     779         779
                                                     -------     -------
                                                      60,720      57,114

Less accumulated depreciation, depletion, and
  amortization                                        37,623      36,700
                                                     -------     -------
                                                     $23,097     $20,414
                                                     =======     =======

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

5.   ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                           1999       1998
                                          ------     ------
                                            (In Thousands)

Compensation, vacation, and severance     $1,119     $1,163
Interest                                   1,027      1,064
Taxes, other than income taxes               298        280
Environmental remediation (Note 11)          700        700
Insurance premiums                           270        346
Other                                        148        815
                                          ------     ------
                                          $3,562     $4,368
                                          ======     ======

6.   LONG-TERM DEBT

Long-term debt consists of the following at December 31:

                                                              1999        1998
                                                             -------     -------
                                                               (In Thousands)

8% Senior Exchangeable Notes due March 21, 2000              $26,518     $26,082
10% Senior Convertible Notes due November 24, 2002            14,871      15,000
9% Convertible Subordinated Debentures due July 15, 2008       1,515       1,515
Other                                                            334          --
                                                             -------     -------
                                                             $43,238     $42,597
Less current portion                                          31,518          --
                                                             -------     -------
                                                             $11,720     $42,597
                                                             =======     =======

8% Senior Exchangeable Notes

In March 1996, SPMI issued $30 million aggregate principal amount of 8% Senior Exchangeable Notes due 2000 (the "Eurobonds"). In 1999 and 1998, a total of $3.0 million of the Eurobonds were exchanged and canceled for 525 thousand shares of common stock.

The Eurobonds bear interest at 8% per annum and were initially scheduled to mature March 21, 2000. The Eurobonds are exchangeable into a specified number of shares of Common Stock of the Company at an exchange price of $8.00 per share, subject to reset and adjustment in certain events. The Eurobonds may be exchanged at the option of the holder at any time prior to maturity, unless previously redeemed. SPMI may force the exchange of the Eurobonds, in whole or in part, subject to certain restrictions.

SPMI may redeem the Eurobonds at any time at the principal amount if United States withholding taxes are imposed on payments in respect of the Eurobonds. The Eurobonds are guaranteed by Sunshine and the guarantee ranks senior to all of its unsecured and subordinated obligations.

In March 1999, the Company issued 1.6 million shares to holders of the Eurobonds. Such shares were issuable in settlement of the additional amount to be paid if the Company's stock did not trade at a price 33% above the conversion price of the Eurobonds for a period of 45 consecutive trading days. Debt issuance costs are being amortized over the life of the Eurobonds. Unamortized debt issuance costs of $92 thousand and $935 thousand are included in Investments and other assets at December 31, 1999 and 1998, respectively.

In the first quarter of 2000, the Company began discussions with holders of the Eurobonds to modify certain terms and extend the maturity date. At a meeting of the holders held on March 27, 2000, the maturity date was extended from March 21, 2000 to April 24, 2000. The $1.0 million interest payment due March 21, 2000 has not been made. Thus the Eurobonds could be declared to be in default by holders of at least 25% of the outstanding principal giving such notice to the trustee. The Company is engaged in ongoing negotiations with the holders of the Eurobonds and its other debt securities with regard to a comprehensive restructuring.

10% Senior Convertible Notes

In November 1997, the Company completed a private placement of Senior Convertible Promissory Notes totaling $15 million aggregate principal amount due November 24, 2002 (the "Notes"). The Notes are currently convertible into a specific number of shares of Common Stock of the Company at $1.80 per share, subject to adjustment in certain events, and bear interest at 10% per annum. Pursuant to the terms of the Notes, the conversion price is subject to being reset in April and September 2000. Beginning in February 2000 and quarterly thereafter, $1.25 million principal amount is required to be redeemed by the Company. Principal and interest are payable either in cash or common stock of Sunshine at the Company's option.

The Company was required to issue, as soon as practicable after March 21, 2000, approximately 1.5 million shares of Common Stock to the holder of the Notes as an additional interest payment. Pursuant to the terms of the Notes, the additional interest payment was due because the Eurobonds were not converted into Common Stock nor refinanced with junior debt prior to March 21, 2000. The Company has only issued 658 thousand shares of these shares. At the present time, the Company is in negotiations with the holders of these Notes with regards to a comprehensive restructuring and does not expect to issue any shares in the future for interest until such negotiations are completed. This could result in the Company being in default on the Notes.

Also, if the Eurobonds are not restructured by April 25, 2000, the Company will be in default on the Notes.

The purchaser of the Notes was issued 188 thousand warrants to purchase common stock of Sunshine at 110% of the conversion price of the Notes. The exercise price of these warrants was reduced to $3.92 in December 1998, at which time all 188 thousand warrants were exercised.

9% Convertible Subordinated Debentures

The 9% Convertible Subordinated Reset Debentures due July 15, 2008 (the Debentures), are convertible at any time prior to maturity or redemption into shares of common stock of the Company (Common Stock) at a conversion price of $13.28 per share, subject to adjustment.

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

5% Convertible Notes

In January 1999, the Company completed a private placement of 5% Convertible Notes due January 28, 2001 (the "5% Notes") totaling $6 million. The notes were convertible into common stock of the Company at a per-share price based on the average of the lowest average high and low trading prices for five of the twenty consecutive trading days prior to conversion. The beneficial conversion feature resulted in a debt discount of $962 thousand, which was amortized over the five months ended June 1999. During 1999, the notes were converted into 3.6 million shares of common stock, the maximum number of shares that could be issued under the terms of the 5% Notes.

Fair Value of Long-Term Debt

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Consequently, given the unique conversion and payment features present in each of the Company's debt issues, the Company believes the aggregate carrying value of its debt approximates fair value.

7.   INCOME TAXES

The Company has incurred losses during each of the three years in the period ended December 31, 1999, and accordingly, provisions for income taxes were not required.

The computation of the net deferred tax asset (liability) at December 31 is as follows:

                                                          1999            1998
                                                        ---------      ---------
                                                            (In Thousands)

Deferred tax assets:
  Property, plant, and equipment                        $   9,031      $   8,414
  Accrued pension and other postretirement benefits         1,791          1,924
  Net operating loss carryforward                          99,750         96,250
                                                        ---------      ---------
                                                          110,572        106,588
Less valuation allowance                                 (110,572)      (106,588)
                                                        ---------      ---------
                                                        $      --      $      --
                                                        =========      =========

At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $285 million. The loss carryforwards expire principally in the years 2000 through 2019.

8.   STOCKHOLDER'S EQUITY (DEFICIT)

Effective August 6, 1999, the Company effected a one-for-eight reverse stock split of its Common Stock. All historical share and per share amounts reported in this filing have been adjusted to reflect the reverse stock split.

The Company has authorized 20.0 million shares of preferred stock, of which no shares were issued and outstanding at December 31, 1999 or 1998.

As part of the Eurobond issuance, 261 thousand warrants to purchase one share of common stock were issued. Approximately 60% of these warrants are exercisable at $3.75 per share. The balance are exercisable at $23.00 per share. These warrants expire on March 20, 2001. The Company also has 7.2 million warrants to purchase one-eighth of share of Common Stock at $1.38 through May 22, 2001. These warrants were issued in 1996 in connection with retirement of Preferred Stock.

The Company has two stock option plans under which options may be or have been granted to members of management. The stock option plans cover a total of 1.6 million shares with 870 thousand options being available for grant at December 31, 1999. The option price may not be less than the market price of the common stock on the date granted. Payment of the exercise price may be made in cash or by delivery of shares of common stock, having a market value equal to the exercise price.

The 1995 Employee Nonqualified Stock Option Plan (the 1995 Plan) provides for the granting of options to key employees or potential key employees and, on December 7 each year, automatic grants of 3,125 options to each non-employee director. The total number of shares available for issuance under the 1995 Plan is 807 thousand.

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

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.42%, 4.47%, and 5.79%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .617, .572 and .438; and a weighted-average expected life of the option of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) for the year ended December 31:

                                                      1999            1998            1997
                                                   ----------      ----------      ----------

Pro forma net loss applicable to common shares     $  (10,854)     $  (64,929)     $  (19,412)
Pro forma basic and diluted loss per share         $    (0.31)     $    (2.02)     $    (0.61)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                     1999                  1998                 1997
                              --------------------  -------------------  -------------------
                                         WEIGHTED-            WEIGHTED-            WEIGHTED-
                                         AVERAGE              AVERAGE              AVERAGE
                              OPTIONS    EXERCISE   OPTIONS   EXERCISE   OPTIONS   EXERCISE
                               (000)      PRICE      (000)     PRICE      (000)     PRICE
                              -------    --------   -------   --------   -------   ---------

Outstanding,
  beginning of year              605      $11.68      607      $11.92      622      $12.16
Granted                           18        1.50       19        5.04       55        9.04
Exercised                         --          --       (6)       7.28       --          --
Forfeited                         (2)      12.00      (15)      12.08      (70)      12.00
                                ----      ------     ----      ------     ----      ------
Outstanding,
  end of year                    621      $11.40      605      $11.68      607      $11.92
                                ====      ======     ====      ======     ====      ======

Exercisable at end of year       621      $11.40      605      $11.68      587      $12.00
Weighted-average fair value
  of options granted during
  the year                                $ 0.65               $ 2.08               $ 2.24

Exercise prices for options outstanding as of December 31, 1999, ranged from $1.50 to $23.00. The weighted-average remaining contractual life of those options is approximately six years.

9.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              1999          1998          1997
                                                            --------      --------      --------

Numerator:
   Numerator for basic earnings per share to common
     shareholders                                           $(10,843)     $(64,845)     $(19,308)

Denominator:
   Denominator for basic and diluted earnings per
     share -- weighted-average shares                         34,682        32,109        31,892

Basic and diluted loss per share                            $  (0.31)     $  (2.02)     $  (0.61)

All stock options and warrants were excluded from the calculation of diluted earnings (loss) per share because including them would have been antidilutive.

10.  EMPLOYEE BENEFIT PLANS

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

The following table sets forth the funded status of the Company's trusteed defined benefit plans and the related amounts included in accrued pension and other postretirement benefits at December 31 (in thousands):

                                                           COMBINED
                                                      --------------------
                                                       1999         1998
                                                      -------      -------

Change in benefit obligation:
   Benefit obligation at beginning of year            $ 6,104      $ 5,398
   Service cost                                           238          227
   Interest cost                                          417          380
   Amendments                                              --           86
   Actuarial (gains) losses                              (349)         256
   Benefit payments                                      (295)        (243)
                                                      -------      -------
Benefit obligation at end of year                       6,115        6,104

Change in plan assets:
   Fair value of plan assets at beginning of year       5,842        4,945
   Actual return on plan assets                         1,036          744
   Employer contributions                                 300          396
   Benefit payments                                      (295)        (243)
                                                      -------      -------
Fair value of plan assets at end of year                6,883        5,842
                                                      -------      -------

Funded (underfunded) status                               768         (262)

Unrecognized prior service cost                           474          614
Unrecognized net (gains)/losses                        (1,189)        (387)
Unrecognized transition asset                             (28)         (57)
Additional minimum liability                               --         (477)
                                                      -------      -------

Prepaid (accrued) benefit cost                        $    25      $  (569)
                                                      =======      =======

Net periodic pension costs relating to the Company's defined benefit plans consist of the following for the year ended December 31:

                                    1999       1998       1997
                                   -----      -----      -----
                                         (In thousands)

Service cost                       $ 238      $ 227      $ 236
Interest cost                        417        380        358
Actual return on plan assets        (531)      (743)      (807)
Net amortization and deferrals        58        345        515
                                   -----      -----      -----
Net periodic pension cost          $ 182      $ 209      $ 302
                                   =====      =====      =====

In the fourth quarter of 1999, the Company recognized a $475,000 reduction in its accrued pension costs, which related to actuarial gains not recognized in prior years.

The benefit obligation and fair value of plan assets by plan at December 31, 1999 (in thousands):

                            NEGOTIATED   FROZEN
                               PLAN       PLAN
                              ------     ------

Benefit obligation            $5,068     $1,047
Fair value of plan assets      5,273     $1,610

The following weighted average assumptions were used in computing pension costs for the Company's trusteed defined benefit plans for the year ended December 31:

                                                1999      1998      1997
                                                ----      ----      ----

Discount rate                                   7.00%     7.25%     7.50%
Rate increase in compensation                      0%        0%        0%
Expected long-term rate of return on assets     9.00%     9.00%     9.00%

The Company's funding policy, with respect to trusteed defined benefit plans, is to make contributions annually equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plans consist of pooled fixed income securities, pooled equity securities, and cash or cash equivalents.

The Company also has a defined contribution plan for employees not covered by a collective bargaining agreement. The Company's Board of Directors determines annually if a contribution will be made, and if so, in what amount. Contributions charged to operations during 1999, 1998 and 1997 were $157,000, $151,000 and $176,000, respectively.

The Company also sponsors a plan under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees not covered by a collective bargaining agreement. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 10% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. Company contributions charged to operations during 1999, 1998 and 1997 were $108,000, $115,000 and $90,000, respectively.

Postretirement medical and dental benefits are currently provided only to certain employees who retired before 1987. The Company's policy is to fund the cost of these plans as claims are incurred.

The following table sets forth the computation of the accrued liability for postretirement medical, dental, and life insurance benefits at December 31 (in thousands):

                                                                   COMBINED
                                                             ---------------------
                                                               1999          1998
                                                             -------       -------

Change in benefit obligation:
  Benefit obligation at beginning of year                    $ 3,930       $ 4,626
  Service cost                                                     7             7
  Interest cost                                                  257           343
Participants' contributions                                       11            11
Amendments                                                        --          (862)
Actuarial (gains) losses                                        (189)          430
Benefit payments                                                (426)         (625)
                                                             -------       -------
Benefit obligation at end of year                            $ 3,590       $ 3,930

Change in plan assets:
   Fair value of plan assets at beginning of year                 --            --
   Employer contributions                                        426           614
   Participants' contributions                                    11            11
   Benefit payments                                             (437)         (625)
                                                             -------       -------
Fair value of plan assets at end of year                          --            --
                                                             -------       -------

Funded (underfunded) status                                   (3,590)       (3,930)

Unrecognized prior service cost                               (1,160)       (1,259)
Unrecognized net (gains)/losses                                  280           499
                                                             -------       -------
Prepaid (accrued) benefit cost                               $(4,470)      $(4,690)
                                                             =======       =======

Weighted average assumptions for end of year disclosure:
Discount rate                                                   8.00%         7.00%
Initial trend rate                                              6.75%         7.25%
Ultimate trend rate                                             5.00%         5.00%
Number of years from initial to ultimate trend                     2             3

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, changing the assumed health care cost trend rates by one percentage point each year would have the following effects on the latest actuarial calculations (in thousands):

                                                           1-Percentage       1-Percentage
                                                          Point Increase     Point Decrease
                                                          --------------     --------------

Effect on total of service and interest cost components         $ 17              $ (15)
Effect on postretirement benefit obligation                     $215              $(198)

Net periodic postretirement benefit cost for these plans includes the following components for the year ended December 31 (in thousands):

                       1999       1998       1997
                      -----      -----      -----

Service cost          $   7      $   7      $   6
Interest cost           257        343        325
Net amortization        (69)        (6)       (30)
                      -----      -----      -----
Net periodic cost     $ 195      $ 344      $ 301
                      =====      =====      =====

Interest costs on the projected benefit obligations and the actual returns on plan assets of the postretirement benefit plans are included in interest expense and other income, respectively, in the accompanying consolidated statements of operations.

11.  COMMITMENTS AND CONTINGENCIES

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

At the first site, the EPA, the State of Idaho and several of the PRPs, including the Company and SPMI, have agreed to a site-wide clean-up plan, separating the site into two distinct areas for remediation: the Bunker Hill Smelter Complex (the Smelter Area) and the residential and certain commercial areas primarily in the cities of Kellogg, Smelterville, and Pinehurst, Idaho, encompassed by the Site (the Residential Areas). Without admitting liability, the Company and several PRPs have agreed to do the remediation work in the Residential Areas pursuant to an EPA and State of Idaho approved work plan. In exchange therefor, EPA and the State of Idaho released the settling PRPs from all liability for cleanup of the Smelter Area, reduced the EPA's claim for reimbursement of past costs from $17 million to $1 million plus a percentage of proceeds received by the PRPs from insurance companies, if any, and agreed that the work orders from 1990 through 1993 were deemed satisfied and discharged. The remediation undertaken by the Company and the PRPs is expected to continue for another three to four years, and the Company has accrued $1.9 million for its (including SPMI's) share (12.4%) of the estimated remaining remediation costs at December 31, 1999.

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

The Company is subject to certain other legal proceedings and claims that arise in the conduct of its business. Although it is not possible to predict the outcome of such matters, in the opinion of management, the ultimate outcomes of these matters will not have a material adverse effect on the Company's consolidated financial position, consolidated results of operations or cash flows.

12.  FOREIGN OPERATIONS

The Company has mining projects in Argentina, primarily the Pirquitas Mine which is in the development stage. The Company began to capitalize development expenditures at the Pirquitas Mine in 1998 after proven and probable reserves were established at the end of 1997. Exploration expense for the Company's Argentina operations totaled $0.7 million, $1.6 million and $4.4 million for years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999, amounts capitalized as property, plant, and equipment totaled $10.9 million.

Approximately $2.2 million for Value Added Taxes paid in Argentina are included in other assets. These taxes are recoverable from future exports of products produced from Argentina.

The recoverability of the assets related to the Pirquitas Mine is dependent upon the ability of the Company to: (a) raise sufficient funding for development of the Pirquitas property, or (b) sell all or a portion of the Company's interest in the property, or (c) merge with or form a joint venture with a company with greater financial resources to develop the properties.

13.  SIGNIFICANT CUSTOMER

In 1999, 1998, and 1997, one customer accounted for sales of concentrate aggregating approximately $31.5 million, $30.7 million, and $24.2 million, respectively. Management believes that the loss of this purchaser would not have a material impact on the Company's consolidated financial condition or consolidated results of operations.

14.  PRECIOUS METALS RESERVES (UNAUDITED)

The table below presents data on proven and probable ore reserves, production and average prices for each of the years in the five-year period ended December 31, 1999 (in thousands, except average prices):

                               1999        1998        1997        1996        1995
                             -------     -------     -------     -------     -------

SUNSHINE MINE
Reserves at December 31:
   Ounces of silver           29,992      37,383      39,808      36,241      30,810
Production:
   Tons of ore                   218         248         183         121         101
   Ounces of silver            5,211       5,806       4,253       2,578       1,731

PIRQUITAS MINE
Reserves at December 31:
   Ounces of silver          129,333     101,000      72,800          --          --

REVENUE - VIRGINIUS MINE
Reserves at December 31:
   Ounces of silver            6,208       6,208       6,208       6,208       5,098

AVERAGE PRICES:
   Ounce of silver           $  5.23     $  5.47     $  5.02     $  5.11     $  5.20

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands except per share data)

                                                                      THREE MONTHS ENDED
                                                 ----------------------------------------------------------
                                                 MARCH 31      JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                 --------      --------       ------------      -----------

1999:
   Operating revenues                            $  9,651      $  7,957         $  8,106         $  6,618
   Cost of revenues                                 8,693         6,564            6,649            5,767
   Loss applicable to common shares                (2,866)       (2,125)          (2,022)          (3,830)
   Basic and diluted loss per common share
                                                 $   (.09)     $   (.06)        $   (.06)        $   (.10)

1998:
   Operating revenues                            $  9,740      $  8,553         $  8,186         $  8,189
   Cost of revenues                                 6,950         7,455            7,130            6,830
   Income (loss) applicable to common shares           71        (6,612)         (54,494)(a)       (3,810)
   Basic and diluted loss per common share       $   (.00)     $   (.21)        $  (1.70)        $   (.11)

(a)  includes an impairment charge of $50,425