Form 10-K405/A
period 1999-12-31
SUNSHINE MINING & REFINING CO
filed 2000-04-13
CIK 833376

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                                                                             [X]
                                                        (Continued on next page)

                                                  (Continued from previous page)


         The aggregate market value of the shares of common stock held by non-affiliates of the registrant at April 10, 2000 was $25,196,122. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.


      TITLE OF EACH CLASS                           NUMBER OF SHARES OUTSTANDING
       OF COMMON STOCK                                    AT APRIL 10, 2000
       ---------------                                    -----------------

Common Stock, $0.01 par value                                41,136,525



                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                      SUNSHINE MINING AND REFINING COMPANY
                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


         The undersigned registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto:

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUNSHINE MINING AND REFINING COMPANY


                                            By:      /s/ WILLIAM W. DAVIS
                                                     ---------------------------
                                                     William W. Davis
                                                     Executive Vice President
                                                     and Chief Financial Officer

April 12, 2000
Dallas, Texas

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following seven (7) persons have been nominated for election as directors at the Company's 2000 Annual Meeting of Stockholders. Each nominee is presently a director of the Company.

                                                         POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
             NAME                      AGE                           AND BUSINESS HISTORIES
             ----                      ---                           ----------------------
G. Chris Andersen................      61       Director since May 1983; Partner of Andersen, Weinroth & Co. LP since
                                                January 1996; until August 1995, was Vice Chairman -- PaineWebber
                                                Incorporated for more than five years prior thereto. Director G. P.
                                                Strategies.

V. Dale Babbitt..................      63       Director since December 1992; President (for more than the past five years) and CEO of N.L. Terteling Family Interest, Inc. (dba) J.A.
                                                Terteling & Sons Co., the Managing General Partner for investments consisting of mining interests, oil & gas, real estate and securities;
                                                Director and Secretary of Idaho Banking Company since 1999.

George M. Elvin..................      57       Director since June 1994. Financial Consultant (for more than the past five years) and since August 1992 is the owner and President of Windsor
                                                IBC, Inc. a brokerage firm member of the NASD.

Daniel D. Jackson................      71       Director since May 1983; Principal, Jackson Capital LLC since 1996;
                                                Managing Director of Hambrecht & Quist, Inc., a San Francisco,
                                                California based investment banking firm (1990-1996).

Oren G. Shaffer .................      57       Director since June 1993. Since January 2000, President of VIRGOCAP Inc.
                                                and Consultant to SBC Corp; previously (October 1994 to January 2000) was
                                                Executive Vice-President and Chief Financial Officer of Ameritech
                                                Corporation.

John S. Simko....................      61       Director, Chairman and Chief Executive Officer since 1996; Director,
                                                President and Chief Executive Officer of the Company since 1992;
                                                previously (since 1984) served the Company as Senior Vice President and
                                                General Counsel.

Robert B. Smith, Jr..............      62       Director since June 1993. Mr. Smith has been a private investor since
                                                1984 and Trustee of the Dalkon Shield Trust since 1989.

         Directors are elected annually to serve until the next annual meeting of stockholders or until their respective successors are elected.

CERTAIN OTHER MATTERS

         No family relationships exist between any director, executive officer or person nominated to become a director or executive officer.

         Mr. Andersen is a director of All Star Systems, Inc., Terex Corp. and Headway Corporate Resources, Inc.; Mr. Jackson is an advisory director of CCC Information Services Group, Inc. and a director of ABRA, Inc.; Mr. Shaffer is a director of Taiwan Equity Fund, Inc. and Singapore Fund, Inc.; and Mr. Smith is a director of Stratesec Corp. Each of these companies has a class of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.

         The following are the executive officers (the "Named Executive Officers") of the Company:

                                                            POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
     NAME                              AGE                              AND BUSINESS HISTORIES
     ----                              ---                              ----------------------
John S. Simko                          61       Director, Chairman and Chief Executive Officer since December, 1996;
                                                Director, President and Chief Executive Officer of the Company since
                                                December 1992; previously (since 1984) served the Company as Senior Vice
                                                President and General Counsel.

William W. Davis                       46       Executive Vice President and Chief Financial Officer since December,
                                                1995, and Senior Vice President and Chief Financial Officer of the
                                                Company since September 1992. Previously, from 1983, served in various capacities as an employee of the Company.

Harry F. Cougher                       57       Senior Vice President and Chief Operating Officer-Mining since January
                                                1994. Previously, since 1984, served in various capacities as an employee of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes based on its review of Forms 3, 4 and 5, furnished to the Company for the fiscal year ended December 31, 1999 and written representations that no other reports were required for such fiscal year that all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 11.          EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation paid by the Company, or accrued for the account of each of the "Named Executive Officers" for calendar years 1999, 1998, and 1997. There were no other executive officers whose salary and bonus for the year ended December 31, 1999, exceeded $100,000.

SUMMARY COMPENSATION TABLE


                                                                              LONG TERM COMPENSATION
                       ANNUAL COMPENSATION                                   AWARDS           PAYOUTS
---------------------------------------------------------------------     ------------        -------
     (A)                            (B)             (C)          (D)          (G)               (H)           (I)
                                                                           SECURITIES
                                                                           UNDERLYING          LTIP         ALL OTHER
                                                SALARY         BONUS      OPTIONS/SARs        PAYOUTS     COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR          ($)           ($)           (#)               ($)          ($)(1)
---------------------------         ----        -------        ------     ------------        -------     ------------
John S. Simko,                      1999        361,843             0            0              0            11,439
Chairman & Chief Executive          1998        360,031        55,000            0              0            10,798
Officer                             1997        360,031        43,100            0              0            12,894

William W. Davis,                   1999        242,548        50,000            0              0            11,439
Exec. Vice Pres. & Chief            1998        242,547        26,400            0              0            10,798
Financial Officer                   1997        221,888        24,000            0              0            12,894

Harry F. Cougher                    1999        145,026             0            0              0            10,369
Sr. Vice Pres. &                    1998        145,025        10,200            0              0            10,476
Chief Operating Officer-Mining      1997        132,598        13,400            0              0            11,811

----------------
(1) Includes income received pursuant to the Company's Employees Savings and Security Plan (the "Savings Plan") in which all employees of the Company, other than those covered by collective bargaining agreement, may participate, and the Sunshine Defined Contribution Plan (the "DC Plan"). Payments to Mr. Simko under the Savings Plan were $4,800, $4,800, and $4,750 in 1999, 1998, and 1997, respectively; and under the DC Plan were $6,639, $5,998 and $8,144 in 1999, 1998, and 1997, respectively. Payments to Mr. Davis under the Savings Plan were $4,800, $4,800, and $4,750 in 1999, 1998, and 1997, respectively; and under the
DC Plan were $6,639, $5,998 and $8,144 in 1999, 1998, and 1997, respectively.
Payments to Mr. Cougher under the Savings Plan were $4,351, $4,657 and $4,380 for 1999, 1998, and 1997, respectively; and under the DC Plan were $6,018, $5,819 and $7,431 for 1999, 1998, and 1997, respectively. The Savings Plan is an individual account plan which provides for deferred compensation as described in
Section 401(k) of the Internal Revenue Code and is subject to and complies with all of the principal protective provisions of Titles I and II of the Employee Retirement Income Security Act of 1974 ("ERISA"). The DC Plan replaced the Company's Defined Benefit Pension Plan as of January 1, 1994, and is subject to and complies with ERISA.

OPTIONS GRANTS IN LAST FISCAL YEAR

         No stock options were granted to the Named Executive Officers in the year ended December 31, 1999.

 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises in fiscal 1999 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1999.

       (A)                      (B)          (C)                 (D)                                (E)
-----------------------------------------------------------------------------------------------------------------
                              SHARES        VALUE       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                            ACQUIRED ON    REALIZED      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SARs
                            EXERCISE (#)     ($)      OPTIONS/SARs AT FY-END (#)               AT FY-END ($)
                            ------------   --------  ------------------------------    --------------------------
       NAME                                          EXERCISABLE      UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
       ----                                          -----------      -------------    -----------  -------------
John S. Simko, CEO             0             0         108,125              0                0              0
William W. Davis               0             0          75,000              0                0              0
Harry F. Cougher               0             0          37,500              0                0              0

----------------

PENSION PLANS

         On December 31, 1993, the Company froze its Defined Benefit Pension Plan (the "Pension Plan"), which was replaced as of January 1, 1994, by the Company's DC Plan. The Pension Plan was maintained for the benefit of employees, except those covered by a collective bargaining agreement. Benefits under the Pension Plan ceased to accrue after December 31, 1993.

         Annual benefits at age 65 for Messrs. Simko, Davis and Cougher under the Pension Plan are frozen at $36,186, $33,500 and $15,901, respectively. The years of credited service at December 31, 1993, for Mr. Simko, Mr. Davis and Mr. Cougher were nine, ten and nine years, respectively. Employees who are age 55 and who have fifteen or more years of employment with the Company are eligible for early retirement, and will receive approximately 75% of the accrued benefits they would have received at age 65.

COMPENSATION OF DIRECTORS

         Directors who are not employees receive an annual retainer of $25,000 and $1,250 per day for each board and committee meeting attended. Directors who so elect are covered by the Sunshine Mining Health Insurance Plan. During 1999, directors received compensation as follows in cash and/or health benefits:
Messrs. Andersen $28,750, Babbitt $35,307, Elvin $28,750, Jackson $31,634, Shaffer $28,750 and Smith $35,307.

EMPLOYMENT CONTRACTS

         Effective January 1, 1994, each of Messrs. Simko, Davis and Cougher entered into written employment agreements (the "Employment Agreements") with the Company for a term of three years. In December 1995, the Employment Agreements for Messrs. Simko, Davis and Cougher were amended to extend the term to December 31, 1999 and again in September 1998 to extend the term to December 31, 2002.

         In the event of the disability or death, the Employment Agreements provide for the continued payment of the base compensation for the remaining term, subject to reduction for disability payments separately provided by the Company. The employees receive such annual incentive compensation based on the performance of the Company or other criteria as may be awarded in the discretion of the Board of Directors, and participate in any employee benefit, welfare, deferred compensation, stock option plan, or any other plan or arrangement of the Company now or hereafter adopted for the benefit of officers or employees generally. In addition, Mr. Simko's agreement provides that he is deemed to have qualified for early retirement under the Company's Pension Plan notwithstanding that at the expiration of the agreement he shall have less than 15 years of service with the Company.

         If within three years of a "change of control" of the Company, employment of Messrs. Simko, Davis or Cougher is voluntarily or involuntarily terminated, he is entitled to receive in a single payment an amount equal to two times his base salary. In addition, he would continue to be paid the full amount of compensation to which he would otherwise be entitled for the remaining term of his employment agreement. All benefits under any employee benefit plan would immediately vest and continue for the balance of the term of his agreement.

         The total amount of compensation (not including compensation for the remainder of the term of the agreements) based on current base salaries which would be required to be paid to each individual if his employment was terminated upon a "change of control" of the Company would be $700,000, $480,000 and $280,000 to Messrs. Simko, Davis and Cougher, respectively. Payments required upon a "change of control" of the Company may be considered to have certain anti-takeover effects in that they would make an acquisition of the Company more costly.

         Pursuant to the Employment Agreements, the Company will indemnify each employee in the event that he is made, or threatened to be made, a party to any action or proceeding, including any action by or in the right of the Company by reason of the provision of services by him to the Company. Claims or controversies arising under the Employment Agreements will be resolved through arbitration, and all resulting legal and accounting fees and other expenses will be paid by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of the Company, the following persons own five percent (5%) or more of the Company's Common Stock:

  (1)                                 (2)                                         (3)                   (4)
TITLE OF                       NAME AND ADDRESS OF                           AMOUNT AND NATURE        PERCENT
 CLASS                           BENEFICIAL OWNER                            OF BENEFICIAL OWNER      OF CLASS
 -----                           ----------------                            -------------------      --------
Common Stock                  Elliott Associates, L.P.                         2,409,851(1)             5.9%
                              712 5th Ave., 36th Fl.
                              New York, New York 10019

                              Westgate International, L.P.                       961,355(1)             2.4%
                              c/o Midland Bank Trust Corporation
                              (Cayman) Limited
                              P.O. Box 1109, Mary Street
                              Grand Cayman
                              Cayman Islands, British West Indies
                                                                               ---------
                                                                               3,371,186(1)             8.3%

         (1) Paul E. Singer and Braxton Associates, L.P., a New Jersey limited partnership, which is controlled by Singer, are the general partners of Elliott Associates, L.P. Hambledon, Inc., a Cayman Islands corporation, is the sole general partner of Westgate International, L.P. Martley International, Inc., a Delaware corporation, is the investment manager for Westgate. The reporting persons constitute a "group" as defined in Rule 13d-5(b)(1) with respect to their beneficial ownership of the Common Stock. Elliott beneficially owns $11,395,000 principal amount of 8% debentures (which convert into 1,424,375 shares of Common Stock), and 985,476 shares of Common Stock totaling 2,409,851 shares of Common Stock. Westgate and Martley beneficially own warrants to purchase 86,335 shares of Common Stock and $7,000,000 principal amount of 8% Debentures (which convert into 875,000 shares of Common Stock), totaling 961,335 shares of Common Stock. Elliott has the power to vote or direct the vote of, and to dispose of or direct the disposition of, the Common Stock owned by it.

         The following table presents certain information regarding the number of shares of Common Stock beneficially owned by each director, nominee, Named Executive Officer, and by all directors and officers as a group as of the Record Date. All individuals have sole voting and investment power with respect to the shares owned.

                                                                           AMOUNT AND NATURE OF       PERCENT
NAME OF INDIVIDUAL                            TITLE OF CLASS               BENEFICIAL OWNERSHIP      OF CLASS
------------------                            --------------               --------------------      --------
G. Chris Andersen                              Common Stock                     28,116 (1)            --(3)
V. Dale Babbitt                                Common Stock                     21,975(1)             --(3)
Harry F. Cougher                               Common Stock                     38,629(1)             --(3)
William W. Davis                               Common Stock                     91,715(1)             --(3)
George M. Elvin                                Common Stock                     22,600(1)(2)          --(3)
Daniel D. Jackson                              Common Stock                     27,125(1)             --(3)
Oren G. Shaffer                                Common Stock                     20,843(1)             --(3)
John S. Simko                                  Common Stock                    115,777(1)             --(3)
Robert B. Smith. Jr.                           Common Stock                     23,750(1)             --(3)
All officers and directors as a group          Common Stock                    390,530(4)              1%

----------------

(1) Includes the following shares subject to purchase pursuant to stock options exercisable within sixty days: Mr. Andersen, 19,375 shares; Mr. Babbitt, 20,000 shares; Mr. Cougher, 37,500 shares; Mr. Davis, 75,000 shares; Mr. Elvin 18,125 shares; Mr. Jackson, 25,625 shares; Mr. Shaffer, 19,375 shares; Mr. Simko, 108,125 shares; and Mr. Smith, 19,375 shares.

(2)  Includes 2,225 shares owned by Mr. Elvin's wife.

(3)  Less than 1%.

(4) Includes 342,500 shares subject to purchase pursuant to stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None