Form 10-Q
period 2000-03-31
SUNSHINE MINING & REFINING CO
filed 2000-05-12
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Yes  [X]    No  [ ]
                                                    Number of Shares Outstanding
Title of Each Class of Common Stock                        at May 10, 2000
-----------------------------------                 ----------------------------

   Common Stock, $.01 par value                               42,618,005

                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                             March 31    December 31
                                                               2000          1999
                                                             --------    -----------
ASSETS

Current assets:
   Cash and cash investments                                 $   1,227    $     628
   Silver bullion                                                1,729        4,117
   Accounts receivable                                           2,850        2,677
   Inventories (Note 2)                                          2,811        2,826
   Other current assets                                            622          787
                                                             ---------    ---------
      Total current assets                                       9,239       11,035

Property, plant and equipment, at cost                          61,370       60,720
  Less accumulated depreciation,
    depletion and amortization                                 (37,960)     (37,623)
                                                             ---------    ---------
                                                                23,410       23,097
Investments and other assets                                     3,054        2,888
                                                             ---------    ---------
                       Total assets                          $  35,703    $  37,020
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                           $   1,695    $   1,634
  Accrued expenses                                               5,295        3,562
  Current portion, long term debt                               39,934       31,518
                                                             ---------    ---------
      Total current liabilities                                 46,924       36,714

Long-term debt                                                   1,515       11,720
Accrued pension and other postretirement benefits                4,394        4,445
Other long-term liabilities and deferred credits                 2,839        2,861

Stockholders' equity (deficit):
  Common stock -- $.01 par value;
    75,000 shares authorized; shares issued:
      March 31, 2000 -- 41,716
      December 31, 1999 -- 39,255                                  417          393
  Paid-in capital                                              728,639      725,840
  Deficit                                                     (747,915)    (743,843)
                                                             ---------    ---------
                                                               (18,859)     (17,610)
  Less treasury stock, at cost:
     March 31, 2000 -- 579 shares
     December 31, 1999 -- 579 shares                            (1,110)      (1,110)
                                                             ---------    ---------
                                                               (19,969)     (18,720)
                                                             ---------    ---------
      Total liabilities and stockholders' equity (deficit)   $  35,703    $  37,020
                                                             =========    =========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                               2000        1999
                                             --------    --------
Operating revenues                           $  7,177    $  9,651
Mark to market gain (loss)                       (166)         83
                                             --------    --------
                                                7,011       9,734
                                             --------    --------
Costs and expenses:
   Cost of revenues                            (6,369)     (8,693)
   Depreciation, depletion
      and amortization                           (332)       (348)
   Exploration                                   (376)       (551)
   Selling, general and
      administrative expense                   (1,098)     (1,215)
                                             --------    --------
                                               (8,175)    (10,807)
                                             --------    --------
Other income (expense)
   Interest income                                 19          57
   Interest and debt expense                   (2,935)     (2,203)
   Other, net                                       8         353
                                             --------    --------
                                               (2,908)     (1,793)
                                             --------    --------
Net loss                                     $ (4,072)   $ (2,866)
                                             ========    ========
Basic and diluted loss
    per common share:                        $  (0.10)   $  (0.09)
                                             ========    ========
Weighted average common shares outstanding     39,515      32,514
                                             ========    ========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months Ended March 31
                                                                    2000         1999
                                                                  -------       -------
Cash used by operating activities:

  Net loss                                                        $(4,072)      $(2,866)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                        332           348
      Amortization of debt issuance costs, accretion of debt
         discount and noncash interest                                358         1,079
      Common stock issued for interest on
         Senior Convertible Notes                                     573            --
      Additional interest on 10% Notes payable                      1,362            --
         in common stock                                                             --
      Gains on sales of investments and other                          --          (312)
      Net (increase) decrease in:
        Silver bullion                                                140           (31)
        Accounts receivable                                          (173)       (1,521)
        Inventories                                                    15         1,205
        Other assets and deferred charges                             107            58

      Net increase (decrease) in:
        Accounts payable and accrued expenses                         432        (1,408)
        Accrued pension and other postretirement benefits             (51)         (178)
        Other liabilities and deferred credits                        (22)           39
                                                                  -------       -------
    Net cash used by operations                                      (999)       (3,587)
                                                                  -------       -------

Cash provided (used) by investing activities:

  Additions to property, plant and equipment                         (650)         (689)
  Proceeds from investments                                         2,248         1,115
                                                                  -------       -------
    Net cash provided by investing activities                       1,598           426
                                                                  -------       -------

Cash provided (used) by financing activities:
  Proceeds from issuance of long term debt, net
      of issuance costs                                                --         5,875
  Other                                                                --             5
                                                                  -------       -------
    Net cash provided by financing activities                          --         5,880
                                                                  -------       -------

Increase in cash and cash investments                                 599         2,719
Cash and cash investments, January 1                                  628         1,412
                                                                  -------       -------

Cash and cash investments, March 31                               $ 1,227       $ 4,131
                                                                  =======       =======
Supplemental cash flow information -
  Interest paid in cash                                           $    80       $   658
                                                                  =======       =======


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1999.

2.       INVENTORIES

         The components of inventory consist of the following:

                                              March 31    December 31
                                                2000          1999
                                              --------    -----------
         Precious Metals Inventories:
              Work in process                 $  1,334     $  1,376
              Finished goods                       105          107
         Materials and supplies inventories      1,372        1,343
                                              --------     --------
                                              $  2,811     $  2,826
                                              ========     ========

3.       LONG-TERM DEBT

         The maturity of the outstanding $26 million principal amount of 8% Senior Exchangeable Notes, originally due March 21, 2000 (the "Eurobonds"), has been extended to May 24, 2000. The Company was unsuccessful in its efforts to refinance the Eurobonds, and negotiations with the Company's significant noteholders have been taking place regarding a potential restructuring of the Company's existing indebtedness. It is anticipated that a restructuring, if successfully accomplished, will result in a very substantial ownership of the Company's equity by the holders of the Eurobonds and the holders of the 10% Senior Convertible Notes due November 24, 2002 (the "10% Notes"). If the restructuring is not successfully accomplished, the Company may file for bankruptcy under the U. S. Bankruptcy Code.

         In February 2000, the Company retired $1 million of the Eurobonds, plus accrued interest, by the issuance of 756 thousand shares of common stock.

         In February 2000, the Company issued approximately 1 million shares of common stock for the first required quarterly prepayment of $1.25 million of the 10% Notes. In March 2000, approximately 698 thousand shares of common stock were issued as payment of approximately 73% of the interest payment due by April 1, 2000. Settlement of the remaining interest is being addressed in the negotiations of the potential restructuring of the Company's indebtedness.

         Because the Eurobonds were not retired or refinanced prior to March 21, 2000, approximately $1.4 million of additional interest became due pursuant to the terms of the 10% Notes. The additional interest is payable in either cash or shares of common stock to the holders of the 10% Notes. This additional interest has not been paid and is also being addressed in the restructuring negotiations.

         In April 2000, pursuant to the terms of the 10% Notes, the conversion price for the $13.6 million outstanding principal amount was reset to $0.675 per share. Subsequently, $1 million principal amount of the 10% Notes was converted into 1.5 million shares of common stock.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                   Three Months Ended March 31, 2000 and 1999

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2000 was a deficit of $37.7 million. This deficit includes $26 million for the Eurobonds, which were scheduled to mature March 21, 2000, and $13.6 million for the 10% Notes required to be redeemed for either stock or cash in the next twelve months. Cash and silver bullion held for investment totaled $2.96 million at the end of the quarter.

         The Eurobonds maturity has been extended to May 24, 2000, while the Company works with the holders of the Eurobonds and the 10% Notes regarding a restructuring of the indebtedness. While final terms have not yet been agreed, it is anticipated that a restructuring will transfer a very substantial equity ownership interest in the Company to the debt holders. If a restructuring is not successfully accomplished, the Company may file for bankruptcy under the U. S. Bankruptcy Code.

         Given current silver prices and cash production costs, the Company's operations generate a negative cash flow. Therefore, without an infusion of capital the Company's liquidity will continue to worsen. Current market conditions in the mining industry are not conducive to raising new capital. Therefore, the Company's prospects for continuing as a going concern are dependent upon a restructuring of its indebtedness into equity and an infusion of new capital from the current debt holders or other sources.

         A contributing factor to the Company's cash flow problem is the decline in production at the Sunshine Mine, as discussed under the heading Results of Operations. Absent a new discovery at the mine, production is expected to continue to decline in the coming months. The Company is working to gain access to an area which management believes has the potential to contain significant additional silver reserves. However, results from this work aren't expected to be available until the end of the third quarter of this year.

         The Company does not expect to be able to access the capital required to develop the Pirquitas Mine in Argentina until after completion of its debt restructuring as discussed above.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 2000 was $1.0 million compared to $3.3 million in the first quarter of 1999. The $2.3 million decrease was primarily due to changes in working capital components. Cash operating loss decreased $300 thousand to $1.4 million for the 2000 period.

         Investing activities in the first quarter of 2000 included $2.3 million proceeds from sale of investment silver bullion and $650 thousand of net additions to property, plant and equipment including $462 thousand for the development of Pirquitas. Investing activities in the first quarter of 1999 included approximately $1.1 million proceeds from investment recoveries and $689 thousand of net additions to property, plant and equipment primarily for the development of Pirquitas.

         Cash provided by financing activities in 1999 primarily consists of $5.9 million net proceeds from the issuance of convertible notes.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Consolidated operating revenues decreased approximately $2.5 million (25.6%) for the first quarter of 2000 compared to the first quarter of 1999. The decrease in operating revenues primarily resulted from a 393,000 ounce decrease in ounces of silver sold in the 2000 period, and a $0.15 decrease in average price received per ounce of silver sold (1,293,626 ounces of silver at an average of $5.06 per ounce in the 2000 quarter compared to 1,686,138 ounces at an average of $5.21 per ounce in the 1999 quarter) along with a $240 thousand decrease in by-product revenue. Sales in the 1999 quarter included a reduction of work in process inventories totaling 260 thousand ounces of silver.

         Mark to market loss on silver held for investment amounted to $166 thousand in the 2000 quarter compared to an $83 thousand mark to market gain in the 1999 period.

         Cost of revenues decreased $2.3 million (26.7%) (from $8.7 million in the first quarter of 1999 to $6.4 million in the 2000 quarter) primarily due to a decrease in ounces of silver produced. Net cash operating costs increased $.10 per ounce to $4.49 per ounce of silver primarily due to fixed costs being spread over fewer ounces and a $0.14 decrease in per ounce by-product credits. These were partially offset by reduced per ounce development and smelter costs.

         Development costs are lower because the West Chance area of the mine is almost fully developed. Smelter costs are lower due to improved contractual terms with the outside smelter, improved grades for both silver and lead concentrates produced and reduced tons of lead concentrate production in 2000.

         Silver production totaled 1,268,877 ounces produced from 52,042 tons at
24.49 ounces per ton in 2000 versus 1,425,936 ounces from 56,759 tons at 25.89 ounces per ton in 1999. The decrease in production was primarily due to fewer productive stopes being available as mining proceeds to the outskirts of the West Chance area.

         Exploration expense decreased $175 thousand in 2000 compared to 1999 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the U.S.

         General and administrative costs decreased $117 thousand due to various cost reduction measures.

         Interest income decreased $38 thousand due to lower average invested cash balances.

         Interest and debt expense increased $732 thousand primarily due to the $1.4 million penalty interest on the 10% Notes partially offset by the amortization of debt discount in 1999 for the 5% Convertible Notes issued in January 1999.

         In the 1999 period, other income included a $312 thousand gain from the sale of certain investments.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 24, 2000, the Company issued to the holders of the 10% Notes on a pro rata basis 1,009,962 shares of common stock as the first required quarterly prepayment of $1.25 million on the 10% Senior Convertible Notes due November 24, 2002 (the "10% Notes"). The 10% Notes were issued in November 1997 pursuant to the Company's reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), found in Section 4(2), and the shares issued as the prepayment were issued pursuant to an exemption from registration under the Securities Act found in Section 3(a)(9) of the Securities Act or an exemption from registration under the Securities Act found in Section 4(2).

         On February 9, 2000, the Company issued to certain holders of the Eurobonds 756,000 shares of common stock in exchange for $1,000,000 of the 8% Senior Exchangeable Notes, originally due March 21, 2000 (the "Eurobonds"). The Eurobonds were issued in March 1996 pursuant to the Company's reliance on the exemption from registration under the Securities Act found in Regulation S (Sections 901-905 of the Securities Act), and the shares issued in exchange for the $1,000,000 of Eurobonds were issued pursuant to an exemption from registration under the Securities Act found in Section 3(a)(9) of the Securities Act.

         On March 29, 2000, the Company issued to the holders of the 10% Notes on a pro rata basis 698,179 shares of common stock as payment of interest due by April 1, 2000 on the 10% Notes. The 10% Notes were issued in November 1997 pursuant to the Company's reliance on the exemption from registration under the Securities Act found in
         Section 4(2), and the shares issued as interest were issued pursuant to an exemption from registration under the Securities Act found in
         Section 3(a)(9) of the Securities Act or an exemption from registration under the Securities Act found in Section 4(2).

         On April 11 and 17, 2000, certain holders of the 10% Notes converted $1,000,000 of the 10% Notes for 1,481,480 shares of common stock pursuant to the terms of the 10% Notes. The 10% Notes were issued in November 1997 pursuant to the Company's reliance on the exemption from registration under the Securities Act found in Section 4(2), and the shares issued upon conversion of $1,000,000 of the 10% Notes were issued pursuant to an exemption from registration under the Securities Act found in Section 3(a)(9) of the Securities Act or an exemption from registration under the Securities Act found in Section 4(2).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On March 21, 2000, the Company did not make its scheduled principal and interest payments on the Eurobonds. There has not been a default declared on the Eurobonds, and holders of at least 66 2/3% of the Eurobonds have extended the maturity date of the principal and interest that was due on March 21, 2000. Arguments could be made that the Company is in default on the Eurobonds and that the 5% Notes and the 10% Notes are also in default due to cross-default provisions.

         Since the Eurobonds were not retired or refinanced prior to March 21, 2000, the Company was to issue to the holders of the 10% Notes $1,362,080 of additional interest to be paid in either cash or shares of common stock. The Company did not pay the additional interest; however, no default has been declared. Arguments could be made that the Company is in default on the 10% Notes, and such default could cause defaults under the Eurobonds and the 5% Notes due to cross-default provisions.

         By April 1, 2000, the Company did not issue shares to the holders of the 10% Notes satisfying the entire amount of the scheduled interest payment due on April 1, 2000. No default has been declared. Arguments could be made that the Company is in default on the 10% Notes, and such default could cause defaults under the Eurobonds and the 5% Notes due to cross-default provisions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 27, 2000, a special meeting of the holders of the Eurobonds was held. At the meeting, holders of $17,570,000 of Eurobonds voted to extend the maturity of the principal of the Eurobonds to April 24, 2000 and adjourned the meeting until April 24, 2000. Holders of $345,000 of Eurobonds voted against the extension of the maturity. Holders of $8,060,000 of Eurobonds did not vote at all.

         On April 24, 2000, the special meeting of the holders of the Eurobonds was continued. At the meeting, holders of $17,570,000 of Eurobonds voted to extend the maturity of both the principal and interest of the Eurobonds to May 24, 2000. Holders of $345,000 of Eurobonds voted against the extension of the maturity. Holders of $8,060,000 of Eurobonds did not vote at all.

ITEM 5.  OTHER INFORMATION

         By letter dated March 22, 2000, the New York Stock Exchange (the "Exchange") notified the Company that it was below the Exchange's continued listing standard of total market capitalization of not less than $50 million. The letter also noted that the Company's stock price had traded down recently and was in jeopardy of falling below the continued listing criteria of a minimum share price of $1 over a 30 day trading-day period.

         The Exchange has also stated that the Company had to present a business plan that demonstrates compliance with the continued listing standards within 18 months, which the Company has submitted. The business plan is subject to Exchange approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                 EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
    27          Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                   SUNSHINE MINING AND REFINING COMPANY


Dated:  May 12, 2000               By: /s/ WILLIAM W. DAVIS
                                       -------------------------
                                       William W. Davis
                                       Executive Vice President
                                       and Chief Financial Officer