Form 10-Q
period 2000-06-30
SUNSHINE MINING & REFINING CO
filed 2000-08-18
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

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

                877 W. Main Street, Suite 602, Boise, Idaho 83702
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
Yes  X  No
    ---    ---

                                                    Number of Shares Outstanding
Title of Each Class of Common Stock                       at August 15, 2000
-----------------------------------                  ---------------------------
  Common Stock, $.01 par value                                43,074,079

                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                   (Unaudited)


                                                                June 30      December 31
                                                                 2000            1999
                                                               ---------     -----------
ASSETS

Current assets:
   Cash and cash investments                                   $   1,206      $     628
   Silver bullion                                                    125          4,117
   Accounts receivable                                             2,986          2,677
   Inventories (Note 3)                                            2,058          2,826
   Other current assets                                              762            787
                                                               ---------      ---------
      Total current assets                                         7,137         11,035

Property, plant and equipment, at cost                            61,801         60,720
  Less accumulated depreciation,
    depletion and amortization                                   (38,266)       (37,623)
                                                               ---------      ---------
                                                                  23,535         23,097
Investments and other assets                                       2,820          2,888
                                                               ---------      ---------
                        Total assets                           $  33,492      $  37,020
                                                               =========      =========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                             $   1,467      $   1,634
  Accrued expenses                                                 6,165          3,562
  Current portion, long term debt                                 40,145         31,518
                                                               ---------      ---------
      Total current liabilities                                   47,777         36,714

Long-term debt                                                         0         11,720
Accrued pension and other postretirement benefits                  4,368          4,445
Other long-term liabilities and deferred credits                   2,748          2,861

Stockholders' equity (deficit):
  Common stock -- $.01 par value;
    75,000 shares authorized; shares issued:
      June 30, 2000 - 43,074
      December 31, 1999 - 39,255                                     437            393
  Paid-in capital                                                729,928        725,840
  Deficit                                                       (750,656)      (743,843)
                                                               ---------      ---------
                                                                 (20,291)       (17,610)
  Less treasury stock, at cost:
     June 30, 2000 - 579 shares
     December 31, 1999 - 579 shares                               (1,110)        (1,110)
                                                               ---------      ---------
                                                                 (21,401)       (18,720)
                                                               ---------      ---------
      Total liabilities and stockholders' equity (deficit)     $  33,492      $  37,020
                                                               =========      =========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             June 30, 2000 and 1999
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                        QTR                         YTD
                                                 2000          1999          2000          1999
                                               --------      --------      --------      --------
Operating revenues                             $  6,596      $  7,956      $ 13,773      $ 17,607
Mark to market gain (loss)                            2           223          (164)          306
                                               --------      --------      --------      --------
                                                  6,598         8,179        13,609        17,913
                                               --------      --------      --------      --------
Costs and expenses:
   Cost of revenues                              (6,336)       (6,563)      (12,704)      (15,256)
   Depreciation, depletion
      and amortization                             (302)         (339)         (635)         (687)
   Exploration                                     (452)         (509)         (827)       (1,060)
   Selling, general and
      administrative expense                     (1,076)       (1,283)       (2,174)       (2,497)
                                               --------      --------      --------      --------
                                                 (8,166)       (8,694)      (16,340)      (19,500)
                                               --------      --------      --------      --------

Other income (expense)
   Interest income                                   27            77            46           134
   Interest and debt expense                       (979)       (2,431)       (3,915)       (4,634)
   Other, net                                      (221)          744          (213)        1,097
                                               --------      --------      --------      --------
                                                 (1,173)       (1,610)       (4,082)       (3,403)
                                               --------      --------      --------      --------

Net loss                                       $ (2,741)     $ (2,125)     $ (6,813)     $ (4,990)
                                               ========      ========      ========      ========


Basic and diluted loss
    per common share:                          $  (0.06)     $  (0.06)     $  (0.17)     $  (0.15)
                                               ========      ========      ========      ========


Weighted average common shares outstanding       42,641        34,524        41,078        33,525
                                               ========      ========      ========      ========


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                               Six Months Ended June 30
                                                                  2000         1999
                                                                 -------      -------
Cash used by operating activities:
  Net loss                                                       $(6,814)     $(4,990)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                       635          687
      Amortization of debt issuance costs, accretion of debt
         discount and noncash interest                               344        2,486
      Investment gains                                                --         (850)
      Common stock issued for interest on
         Senior Convertible Notes                                    573          750
      Additional interest on 10% Notes payable
         in common stock                                           1,362           --
      Net (increase) decrease in:
        Silver bullion                                               152         (330)
        Accounts receivable                                         (309)        (406)
        Inventories                                                  768        1,206
        Other assets and deferred charges                            232           88

      Net increase (decrease) in:
        Accounts payable and accrued expenses                      1,084       (1,977)
        Accrued pension and other postretirement benefits            (77)        (162)
        Other liabilities and deferred credits                      (113)        (229)
                                                                 -------      -------
    Net cash used by operations                                   (2,163)      (3,727)
                                                                 -------      -------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                      (1,099)      (1,483)
  Proceeds from investments                                        3,840        1,503
                                                                 -------      -------
    Net cash provided by investing activities                      2,741           20
                                                                 -------      -------

Cash provided (used) by financing activities:
  Proceeds from issuance of long term debt, net
      of issuance costs                                               --        5,825
  Proceeds from issuance of common stock upon
     exercise of options and warrants                                 --            5
  Other                                                               --           (5)
                                                                 -------      -------
    Net cash provided by financing activities                         --        5,825
                                                                 -------      -------

Increase in cash and cash investments                                578        2,118
Cash and cash investments, January 1                                 628        1,412
                                                                 -------      -------

Cash and cash investments, June 30                               $ 1,206      $ 3,530
                                                                 =======      =======

Supplemental cash flow information -
  Interest paid in cash                                          $    92      $ 1,276
                                                                 =======      =======


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000


1.       LONG TERM DEBT AND FINANCIAL RESTRUCTURING NEGOTIATIONS

         Sunshine Mining and Refining Company's ("Sunshine" or the "Company") business and profitability have been negatively affected by an extremely lengthy period of low silver prices. Since 1988, the price of silver has averaged approximately $5.00 per ounce compared to an average price of $9.50 per ounce over the prior 10 years. Given the depressed price of silver compared to the Company's cash production costs, the Company's operations have generated a negative cash flow for several years.

         In addition, the Company has been negatively affected by worsening investor sentiment in the precious metals mining environment generally. It has pursued various efforts to refinance its indebtedness and raise capital to develop its major project, the Pirquitas Mine in Argentina. Despite success in developing a bankable feasibility study that demonstrates that Pirquitas is a very economic deposit even in the currently depressed silver price environment, the Company has been unable to access the capital it requires.

         Further contributing to the Company's cash flow problems is the decline in production at the Sunshine Mine. Absent a new discovery at the mine, production is expected to continue to decline in the coming months.

         As a result, the Company has been unable to pay principal and interest on its indebtedness as it has come due or to refinance such indebtedness. In order to permit time for renegotiation of its obligations, the original maturity of the outstanding $26 million principal amount of the 8% Senior Exchangeable Notes of March 21, 2000 (the "Eurobonds"), has been extended at various times to, most recently, August 25, 2000. The 10% Notes are in default as the Company did not pay the $1.4 million of additional interest that became due on March 21, 2000, the full amount of interest due on April 1, 2000 nor the $1.25 million quarterly prepayment due in May 2000. Currently, approximately $12.3 million principal amount of 10% Notes are outstanding. On July 15, 2000, the Company did not make the scheduled interest payment on the 9% Convertible Subordinated Debentures due July 15, 2008 (the "9% Debentures").

         The Company has been in negotiations with the significant holders of the Eurobonds (who own $17.4 million of the total $26 million principal amount outstanding) and the 10% Notes (who own the entire principal amount of the 10% Notes) (together the "Significant Creditors") since February 2000. It is anticipated that a restructuring, if successfully accomplished, will result in a very substantial ownership of the Company's equity by the holders of the Eurobonds and the holders of the 10% Senior Convertible Notes due November 24, 2002 (the "10% Notes"). This restructuring may require the Company to file for bankruptcy under the U. S. Bankruptcy Code.

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Sunshine have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the June 30, 2000 presentation. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1999.

3.       INVENTORIES

         The components of inventory consist of the following:

                                      June 30   December 31
                                       2000        1999
                                      -------   -----------
Precious Metals Inventories:
     Work in process                   $  671     $1,376
     Finished goods                       159        107
Materials and supplies inventories      1,314      1,343
                                       ------     ------
                                       $2,144     $2,826
                                       ======     ======

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                     Six Months Ended June 30, 2000 and 1999


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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2000 was a deficit of $40.6 million. This deficit includes the liability of $26 million for the Eurobonds, $12.3 million for the 10% Notes and $1.5 million for the 9% Debentures. The Company did not pay certain interest and principal payments when due on the 10% Notes and the 9% Debentures. As a result, the 10% Notes are in default. The 9% Notes are in default for non-payment of interest in July. The Eurobonds maturity was extended at various times since their original maturity on March 21, 2000, most recently to August 18, 2000.

         Cash had declined to $1.2 million at June 30, 2000 and the Company expects to continue to incur cash losses during the immediately foreseeable period. Funding of these cash losses is dependent upon the outcome of negotiations with certain of its creditors.

         Sunshine Mining and Refining Company's ("Sunshine" or the "Company") business and profitability have been negatively affected by an extremely lengthy period of low silver prices. Since 1988, the price of silver has averaged approximately $5.00 per ounce compared to an average price of $9.50 per ounce over the prior 10 years. Given the depressed price of silver compared to the Company's cash production costs, the Company's operations have generated a negative cash flow for several years.

         In addition, the Company has been negatively affected by worsening investor sentiment in the precious metals mining environment generally. It has pursued various efforts to refinance its indebtedness and raise capital to develop its major project, the Pirquitas Mine in Argentina. Despite success in developing a bankable feasibility study that demonstrates that Pirquitas is a very economic deposit even in the currently depressed silver price environment, the Company has been unable to access the capital it requires.

         Further contributing to the Company's cash flow problems is the decline in production at the Sunshine Mine. Absent a new discovery at the mine, production is expected to continue to decline in the coming months.

         As a result, the Company has been unable to pay principal and interest on its indebtedness as it has come due or to refinance such indebtedness. In order to permit time for renegotiation of its obligations, the original maturity of the outstanding $26 million principal amount of the 8% Senior Exchangeable Notes of March 21, 2000 (the "Eurobonds"), has been extended at various times to, most recently, August 25, 2000. The 10% Notes are in default as the Company did not pay the $1.4 million of additional interest that became due on March 21, 2000, the full amount of interest due on April 1, 2000 nor the $1.25 million quarterly prepayment due in May 2000. Currently, approximately $12.3 million principal amount of 10% Notes are outstanding. On July 15, 2000, the Company did not make the scheduled interest payment on the 9% Convertible Subordinated Debentures due July 15, 2008 (the "9% Debentures").

         The Company has been in negotiations with the significant holders of the Eurobonds (who own $17.4 million of the total $26 million principal amount outstanding) and the 10% Notes (who own the entire principal amount of the 10% Notes) (together the "Significant Creditors") since February 2000. It is anticipated that a restructuring, if successfully accomplished, will result in a very substantial ownership of the Company's equity by the holders of the Eurobonds and the holders of the 10% Senior Convertible Notes due November 24, 2002 (the "10% Notes"). This restructuring may require the Company to file for bankruptcy under the U. S. Bankruptcy Code.

         The Pirquitas Mine is currently being maintained on a care and maintenance program to reduce costs. The Company does not expect to be able to access the capital required to develop this mine until after the completion of the restructuring discussed in Note 1. At that point, the Company will review its options with regard to potential development of the mine. Among the options to be explored will be bringing in a joint venture partner with greater financial resources than the Company to develop the Mine, or the sale of equity and/or debt securities to finance development of the mine. If market conditions do not improve significantly, no assurance can be given as to the availability of financing for the development of the mine.

         The Company is currently exploring an area of the Sunshine Mine which management believes has the potential to contain significant additional silver reserves. The results from this work are expected to be available by the end of the third quarter. If the results do not reflect the probability of a significant ore body in the eastern area of the mine, the Company expects to see continued declines in the production of the remaining reserves at the Sunshine Mine. As the production declines, it is expected that unit costs of production will tend to increase. Should silver prices continue at their current levels, cash flows from the mine will worsen as a result, which may necessitate the evaluation of a shutdown of the facility.

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first half of 2000 was $2.2 million compared to $3.7 million in the first half of 1999. The $1.5 million decrease was primarily due to changes in working capital components partially offset by a $2.0 million increase in cash operating loss in the first half of 2000 to $3.9.

         The increase in cash operating loss resulted primarily from a $3.8 million decline in operating revenue, a $164 thousand mark to market loss on investment bullion in the 2000 period compared to a $306 thousand gain in the prior period, $213 thousand of other expenses in the 2000 period and a $88 thousand decrease in interest income. These were partially offset by a $2.6 million decrease in cost of revenues, a $323 thousand decrease in general and administrative expense and a $233 thousand decrease in exploration expense.

         Investing activities in the first half of 2000 include proceeds of $3.8 million from the sale of investment silver bullion and $1.1 million of net additions to property, plant and equipment. Investing activities in the first half of 1999 included $1.5 million proceeds from investment recoveries, offset by $1.5 million of net additions to property, plant and equipment primarily for the development of Pirquitas.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         Consolidated operating revenues decreased approximately $1.4 million (17.1%) for the second quarter of 2000 compared to the second quarter of 1999. The decrease in operating revenues primarily resulted from a decrease in average price received per ounce of silver sold and fewer ounces being sold (1,209,000 ounces of silver at an average of $5.03 per ounce in the 2000 quarter compared to 1,354,000 ounces at an average of $5.29 per ounce in the 1999 quarter), a $222 thousand decrease in by-product revenue and a $66 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. Silver production totaled 996,695 ounces from 43,753 tons at 23.56 ounces per ton in 2000 versus 1,366,086 ounces from 56,755 tons at 24.91 ounces per ton in 1999. The decrease in production was primarily due to fewer productive stopes being available as mining proceeds to the outskirts of the West Chance area. Silver sales volume was 212 thousand ounces higher than production for the 2000 quarter due to the draw down of work-in-process ("WIP") inventories as a result of the shutting down of the antimony plant as discussed below. The decrease in by-product revenue was primarily due to a 592 thousand-pound reduction in lead sales.

         Mark to market gain on investment silver bullion was $223 thousand in the 1999 period compared to a two thousand dollar gain in 2000.

         Cost of revenues decreased $227 thousand (3.5%), from $6.56 million in the second quarter of 1999 to $6.34 million in the second quarter of 2000. Total production cost decreased by $1.1 million due to the reduction in tons and ounces of silver produced during the 2000 quarter. These costs reductions were offset by $836 thousand of costs associated with the reduction of WIP inventories due to a change in the company's concentrate processing requirements coordinated with its smelting customer. The change eliminates the need by the Company to remove antimony from its concentrates prior to shipment, reducing the amount of time WIP inventories are carried by the company. The price of antimony has declined significantly recently. Thus, it is more advantageous to ship the concentrates directly to the smelter without recovering the contained antimony, as long as the smelter agrees to accept the concentrates with the additional antimony. This will increase the impurity penalty charged by the smelter; but will be offset by the savings from discontinuing the treatment of the concentrates through the antimony plant. The antimony plant will be on a stand-by mode in order to take advantage of potential improvements in the antimony price or a change in the smelter requirements. It is anticipated that all in-process material currently in the antimony plant will be processed by the end of July and the clean-out of the plant should be completed during the month of August.

         Net cash operating costs increased $0.60 per ounce to $4.95 per ounce of silver primarily due to fixed costs being spread over fewer ounces and a $0.09 per ounce decrease in by-product credits. These costs were partially offset by reduced per ounce smelter costs. Smelter costs are lower due to improved grades for both silver and lead concentrates produced and reduced tons of silver and lead concentrate production in 2000, partially offset by the increase in impurity penalties discussed above.

         Selling, general and administrative expense declined $206 thousand due to a variety of cost reductions.

         Interest income decreased $50 thousand due to lower average invested cash balances.

         Interest and debt expense decreased $1.5 million primarily due to the amortization in 1999 of the discount feature associated with the 5% Convertible Notes issued in January 1999, the amortization of debt discount and issuance costs for the Eurobonds in the 1999 quarter and lower outstanding balances on the Company's debt.

         Other, net for the 2000 quarter includes fees and expenses related to attempted financing transactions and asset sales. The income in the 1999 quarter of $744 is primarily due to gains on certain investments sold.


THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1999

         Consolidated operating revenues decreased approximately $3.8 million (21.8%) for the first half of 2000 compared to the first half of 1999, while mark to market losses on investment bullion totaled $164 thousand in 2000 compared to a $306 thousand gain in

1999. The decrease in operating revenues primarily resulted from a decrease in the average price received per ounce of silver sold and a decrease in ounces sold (2,502,772 ounces of silver at an average of $5.05 per ounce in the 2000 period compared to 3,039,942 ounces at an average of $5.24 per ounce in the 1999 period), a $442 thousand decrease in by-product revenue and a $89 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. Silver production totaled 2,265,572 ounces produced from 97,639 tons at 24.07 ounces per ton in 2000 versus 2,792,022 ounces from 113,514 tons at 25.40 ounces per ton in 1999. The decrease in production was primarily due to fewer productive stopes being available as mining proceeds to the outskirts of the West Chance area. Silver sales volume was 237 thousand higher than production for 2000 due to the draw down of WIP inventory as a result of the shutting down of the antimony plant as discussed above. By-product revenue decreased because of lower lead prices received and decreased lead production and sales.

         Cost of revenues decreased $2.6 million (16.7%) from $15.3 million in the first half of 1999 to $12.7 million in the first half of 2000 primarily due to lower smelter, mining, and metallurgical costs as a result of the lower production and sales. Total production cost decreased by $2.2 million due to the reduction in tons and ounces of silver produced during the 2000 period. In addition, costs associated with the reduction of WIP inventories in the first half of 1999 were approximately $400 thousand dollars more than the costs associated with the reduction of WIP inventories in the 2000 period.

         Net operating cash production costs increased $0.33 to $4.70 per ounce of silver. This increase was primarily due to fixed costs being spread over fewer ounces and a $0.10 per ounce decrease in by-product credits. These costs were partially offset by reduced per ounce smelter costs due to improved grades for both silver and lead concentrates produced and reduced tons of silver and lead concentrate production in 2000, partially offset by the increase in impurity penalties discussed above.

         Exploration expense decreased $233 thousand in 2000 compared to 1999 primarily due to a reduction of expenditures for the Sunshine Mine and other projects in Argentina and the US. Interest income decreased $88 thousand due to lower average invested cash balances.

         Selling, general and administrative expense declined $323 thousand due to a variety of cost reductions.

         Interest and debt expense decreased $719 thousand primarily due to the amortization in 1999 of the discount feature associated with the 5% Convertible Notes issued in January 1999, the amortization of debt discount and issuance costs for the Eurobonds in the 1999 quarter and lower outstanding balances on the Company's debt. These were partially offset by the $1.4 million of additional interest on the 10% Notes.

         Other, net for the 2000 period includes fees and expenses related to attempted financing transactions and asset sales. Other, net of $1,097 thousand in 1999 primarily represented gains on certain investments sold.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 11, 2000, certain holders of the 10% Notes converted $308 thousand of the 10% Notes for 456,074 shares of common stock pursuant to the terms of the 10% Notes. The 10% Notes were issued in November 1997 pursuant to the Company's reliance on the exemption from registration under the Securities Act found in Section 4(2), and the shares issued upon conversion of $308 thousand of the 10% Notes were issued pursuant to an exemption for registration under the Securities Act found in Section 3(a)(9) of the Securities Act or an exemption from registration under the Securities Act found in Section 4(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On March 21, 2000, the Company did not make scheduled principal and interest payments on the Eurobonds. There has not been a default declared on the Eurobonds, and holders of at least 66 2/3% of the Eurobonds have extended the maturity date of the principal and interest until August 25, 2000.

         The Company did not pay approximately 27% of the interest payment due April 1, 2000 on the 10% Notes. Also, because the Eurobonds were not retired or refinanced prior to March 21, 2000, approximately $1.4 million of additional interest became due pursuant to the terms of the 10% Notes. This additional interest has not been paid. The Company did not make the quarterly prepayment of $1.25 million in May 2000. Holders of the 10% Notes have notified the Company that it is in default on the 10% Notes.

         On July 15, 2000, the Company did not make its scheduled interest payment on the 9% Convertible Subordinated Debentures. The grace period for non-payment of interest expired on August 14, 2000, and the 9% Notes are in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Special meetings of the holders of the 8% Senior Exchangeable Notes due 2000 (the "Eurobonds") were held on May 24, June 23, June 30, July 14, July 21, July 28, August 4, August 11, and August 18, 2000. At each of such meetings, holders of at least 66 2/3% of the principal amount outstanding of the Eurobonds voted or agreed to extend the maturity date of both the principal and interest on the Eurobonds to later dates. At the August 18, 2000, meeting, the maturity date of the principal and interest on the Eurobonds was extended to August 25, 2000.

ITEM 5. OTHER INFORMATION

         By letter dated July 7, 2000, the New York Stock Exchange, Inc. ("NYSE") notified the Company that trading in the Company's Common Stock and 9% Convertible Reset Debentures due July 15, 2008, would be suspended on July 14, 2000, and application would be made by the NYSE to the Securities and Exchange Commission to "delist" both issues. The notice from the NYSE advised that decision was reached based upon amount of total stockholders' equity, and the thirty-day average share price being less than $1 for the Common Stock. The Company had previously submitted a plan to the NYSE to attempt to bring the issues into conformity with continued listing standards within a period of time required by the NYSE. The Company has not appealed the determination. The Company's Common Stock now trades on the OTC Bulletin Board under the trading symbol "SSCF."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit 27.0 Financial Data Schedule

         (b) During the period covered by this Report, no current reports on Form 8-K were filed during such period or with respect to events occurring after the period covered by this Report but prior to the filing of this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                           SUNSHINE MINING AND REFINING COMPANY


Dated:  August 18, 2000                    By: /s/ WILLIAM W. DAVIS
                                              ----------------------------------
                                                   William W. Davis
                                                   Executive Vice President
                                                   and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule