Form 10-Q
period 2000-09-30
SUNSHINE MINING & REFINING CO
filed 2000-11-13
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

      [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

                                       OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                        to
                               ----------------------    ---------------------

                         Commission File Number 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          75-2618333
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                877 W. Main Street, Suite 602, Boise, Idaho 83702
                -------------------------------------------------
                    (Address of principal executive offices)

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

Yes  X  No
    ---    ---

                                                 Number of Shares Outstanding
Title of Each Class of Common Stock                  at November 8, 2000
-----------------------------------              ----------------------------
   Common Stock, $.01 par value                           47,987,560

                      SUNSHINE MINING AND REFINING COMPANY
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                        September 30     December 31
                                                           2000             1999
                                                        ------------     -----------

ASSETS

Current assets:
   Cash and cash investments                             $     726        $     628
   Silver bullion                                               29            4,117
   Accounts receivable                                       1,535            2,677
   Inventories                                               1,582            2,826
   Other current assets                                        770              787
                                                         ---------        ---------
      Total current assets                                   4,642           11,035

Property, plant and equipment, at cost                      61,755           60,720
  Less accumulated depreciation,
    depletion and amortization                             (38,555)         (37,623)
                                                         ---------        ---------
                                                            23,200           23,097
Investments and other assets                                 2,673            2,888
                                                         ---------        ---------
                      Total assets                       $  30,515        $  37,020
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                       $     419        $   1,634
  Accrued expenses                                           1,812            3,562
  Current portion, long term debt                               --           31,518
                                                         ---------        ---------
      Total current liabilities                              2,231           36,714

Long-term debt                                                  --           11,720
Accrued pension and other postretirement benefits            4,264            4,445
Other long-term liabilities and deferred credits               254            2,861
 Liabilities subject to compromise                          48,942               --

Stockholders' equity (deficit):
  Common stock--$.01 par value;
    75,000 shares authorized; shares issued:
      September 30, 2000 - 48,567
      December 31, 1999 - 39,255                               486              393
  Paid-in capital                                          729,883          725,840
  Deficit                                                 (754,435)        (743,843)
                                                         ---------        ---------
                                                           (24,066)         (17,610)
  Less treasury stock, at cost:
     September 30, 2000 - 579 shares
     December 31, 1999 - 579 shares                         (1,110)          (1,110)
                                                         ---------        ---------
                                                           (25,176)         (18,720)
                                                         ---------        ---------
       Total liabilities and stockholders' deficit       $  30,515        $  37,020
                                                         =========        =========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            QTR                            YTD
                                                   2000            1999            2000            1999
                                                 --------        --------        --------        --------

Operating revenues                               $  5,139        $  8,106        $ 18,912        $ 25,713
Mark to market gain (loss)                             (2)            264            (166)            570
                                                 --------        --------        --------        --------
                                                    5,137           8,370          18,746          26,283
                                                 --------        --------        --------        --------
Costs and expenses:
   Cost of revenues                                (5,440)         (6,650)        (18,144)        (21,906)
   Depreciation, depletion
      and amortization                               (286)           (328)           (921)         (1,014)
   Exploration                                       (638)           (491)         (1,464)         (1,550)
   Selling, general and
      administrative expense                         (712)         (1,207)         (2,887)         (3,705)
                                                 --------        --------        --------        --------
                                                   (7,076)         (8,676)        (23,416)        (28,175)
                                                 --------        --------        --------        --------
Operating loss                                     (1,938)           (306)         (4,670)         (1,892)
Other income (expense)
   Interest income                                     23              43              69             177
   Interest and debt expense                       (1,182)         (1,807)         (5,098)         (6,441)
   Other, net                                         668              48             455           1,145
                                                 --------        --------        --------        --------
                                                     (491)         (1,716)         (4,574)         (5,119)
                                                 --------        --------        --------        --------
Loss before reorganization items                   (2,429)         (2,022)         (9,244)         (7,011)
Reorganization items- professional fees            (1,348)             --          (1,348)             --
                                                 --------        --------        --------        --------
Net loss                                         $ (3,778)       $ (2,022)       $(10,592)       $ (7,011)
                                                 ========        ========        ========        ========

Basic and diluted loss
    per common share:                            $  (0.08)       $  (0.06)       $  (0.25)       $  (0.21)
                                                 ========        ========        ========        ========

Weighted average common shares outstanding         44,952          35,473          41,981          34,194
                                                 ========        ========        ========        ========

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                             Nine Months Ended September 30
                                                                             2000                      1999
                                                                           -------                    -------

Cash used by operating activities:
  Net loss before reorganization items                                     $(9,244)                   $(7,011)
  Adjustments to reconcile net loss before reorganization
    items to net cash used by operations:
      Depreciation, depletion and amortization                                 921                      1,014
      Amortization of debt issuance costs, accretion of debt
         discount and noncash interest                                         580                      3,259
      Investment gains                                                          --                       (881)
      Interest on 10% Notes & Senior Convertible Notes
         paid or payable in common stock                                     3,029                        750
      Net (increase) decrease in:
        Silver bullion                                                         152                       (638)
        Accounts receivable                                                  1,142                        483
        Inventories                                                          1,244                      1,451
        Other assets                                                           111                       (516)

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                  808                     (1,681)
        Accrued pension and other postretirement benefits                     (181)                      (178)
        Other liabilities and deferred credits                                (321)                      (565)
                                                                           -------                    -------
 Net cash used by operations before reorganization items                    (1,759)                    (4,513)
                                                                           -------                    -------

Cash used by reorganization items:
    Reorganization items- professional fees                                 (1,348)                        --
    Professional fees accrued, not paid                                        327                         --
                                                                           -------                    -------
  Net cash used by reorganization items                                     (1,021)                        --
                                                                           -------                    -------
 Net cash used by operations                                                (2,780)                    (4,513)
                                                                           -------                    -------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                (1,062)                    (2,784)
  Proceeds from sale of investments                                          3,936                      1,503
                                                                           -------                    -------
    Net cash provided (used) by investing activities                         2,874                     (1,281)
                                                                           -------                    -------

Cash provided (used) by financing activities:
  Proceeds from issuance of long term debt, net
      of issuance costs                                                         --                      5,824
  Proceeds from issuance of common stock upon
      exercise of options and warrants                                           4                          0
  Other                                                                         --                        (27)
                                                                           -------                    -------
    Net cash provided by financing activities                                    4                      5,797
                                                                           -------                    -------

Increase in cash and cash investments                                           98                          3
Cash and cash investments, January 1                                           628                      1,412
                                                                           -------                    -------

Cash and cash investments, September 30                                    $   726                    $ 1,415
                                                                           =======                    =======

Supplemental cash flow information -
  Interest paid in cash                                                    $   199                    $ 1,882
                                                                           =======                    =======

                             See accompanying notes.

           SUNSHINE MINING AND REFINING COMPANY (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000

1.   VOLUNTARY FILING UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

     On August 23, 2000 (the "Petition Date") Sunshine Mining and Refining Company ("Sunshine" or the "Company") and three of its subsidiaries (the "Debtor Subsidiaries" and together with the Company, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (Case No. 00-3409 (MFW)). Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-in-possession. These claims are reflected in the September 30, 2000 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

     The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and certain prepetition claims of certain critical suppliers of goods and services.

     Sunshine's business and profitability have been negatively affected by an extremely lengthy period of low silver prices. Since 1988, the price of silver has averaged less than $5.00 per ounce compared to an average price of $9.50 per ounce over the prior 10 years. Given the depressed price of silver compared to the Company's cash production costs, the Company's operations have generated a negative cash flow for several years.

     In addition, the Company has been negatively affected by low investor sentiment in the precious metals mining environment generally. Sunshine has pursued various efforts to refinance indebtedness and raise capital to develop its major project, the Pirquitas Mine in Argentina. Despite success in developing a feasibility study that demonstrates that Pirquitas is a very economic deposit even in the currently depressed silver price environment, the Company has been unable to access the capital it requires for that project.

     Further contributing to the Company's cash flow challenges is the decline in production at the Sunshine Mine. Absent a new discovery at the mine, production is expected to continue to decline in the coming months.

     To fund continuing operations, the Company has procured a $5 million Debtor-in-possession credit facility (the "DIP Facility"). (See Note 4.)

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Sunshine have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities are subject to uncertainty. Continuation of operations is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, the success of future operations and the ability to generate sufficient cash from operations and financing sources to meet the Company's obligations as they become due. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The financial statements for the period ended September 30, 2000 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code."

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain previously reported amounts have been reclassified to conform to the September 30, 2000 presentation. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 1999.

3.   PROPOSED PLAN OF REORGANIZATION

     The Company and the Debtor Subsidiaries have prepared a proposed plan of reorganization (the "Plan") cosponsored by four of its major bondholders holding more than 70% of the Company's outstanding indebtedness (the "Cosponsoring Bondholders"). The Debtors' disclosure statement pursuant to
     Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization dated October 2, 2000 was approved by the Bankruptcy Court and has been mailed to creditors entitled to vote on the Plan.

     Under the Plan as proposed all equity in the Company will be canceled; however, the Cosponsoring Bondholders have agreed to gift up to 4% of the new equity to existing shareholders of the Company. In addition, up to 6% of the new equity is being reserved for other unsecured creditors, most of which is ceded to the other creditors by the Cosponsoring Bondholders. The Cosponsoring Bondholders will retain at least 90% of the new equity to be issued under the Plan, and will name a majority of the directors of the reorganized company. In addition, if the Plan is confirmed, the Cosponsoring Bondholders will have an option to acquire the Company's subsidiary, Sunshine Argentina, which owns the Pirquitas Mine in Argentina. Such option may be exercised upon the occurrence of certain specified events involving the Company or its subsidiaries.

     Plan confirmation was originally set for November 7, 2000. On October 4, 2000, the Coeur d'Alene Indian Tribe (the "Tribe") filed a Motion for Transfer of Venue in the case from Delaware to Idaho. The Debtors, along with the Cosponsoring Bondholders and other interested parties have filed responses opposing the Transfer of Venue. In order to allow time to negotiate issues relating the claims of the Tribe and certain United States agencies regarding alleged Natural Resource Damages in the South Fork of the Coeur d'Alene River Basin, confirmation of the Plan has been delayed until a later date as early as November 27, 2000 or December 5, 2000.

     As the Plan has not been approved, the financial statements at September 30, 2000 do not include any adjustments that might reflect the potential outcome of the bankruptcy, including cancellation of existing common stock and issuance of new common stock pursuant to the Plan.

4.   DIP FACILITY

     The Debtors have obtained a $5 million post-petition debtor-in-possession financing facility with affiliates of both Cosponsoring Bondholders. Sunshine Argentina, Inc., a wholly-owned subsidiary, is the borrower under the DIP Facility, with each of the other Debtors being guarantors. Also, certain non-debtor affiliates are guarantors under the DIP Facility. The base rate of interest under the DIP Facility is 15% per annum with a $150 thousand commitment fee due upon the initial borrowing. Borrowings under the DIP Facility are secured by substantially all of the Debtors' assets.

     Among the Events of Default in the DIP Credit Agreement is the failure to have the Reorganization Plan confirmed by the Bankruptcy Court and effective by its terms by December 15, 2000. Therefore, if the Plan is not finalized by that date, the lenders will have no further obligation to make advances, and the Company has no alternate sources of funding at this time. Also, upon the occurrence and during the continuance of an Event of Default, interest accrues at a rate of 25% on outstanding balances.

     As of November 8, 2000, the Debtors had borrowings of approximately $1 million under the DIP Facility.

5.   LIABILITIES SUBJECT TO COMPROMISE

     Liabilities subject to compromise on the accompanying September 30, 2000 balance sheet consist of the following (in thousands):

Principal balance of 8% Senior Exchangeable Notes (the "Eurobonds")       $ 25,975
Interest due on Eurobonds                                                    1,951
Principal balance of 10% Senior Convertible Notes (the 10% Notes)           12,313
Interest due on 10% Notes                                                    2,583
Principal balance of 9% Convertible Subordinated Debentures
 (the "Debentures")                                                          1,515
Interest due on Debentures                                                      82
Principal and interest due on 5% Convertible Notes (the "Notes")               345
Deferred financing costs of 10% Notes                                          (92)
Liabilities for unsecured nonpriority claims                                 4,270
                                                                          --------
                 Liabilities subject to compromise                        $ 48,942
                                                                          ========

     The amounts above may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential contingent and/or disputed claims or other events.

     As a result of the Chapter 11 filing, the Debtors discontinued accruing interest as of the Petition Date on the liabilities subject to compromise. Contractual interest on these liabilities totaled approximately $4.7 million for the nine months ended September 30, 2000, which is approximately $0.5 million in excess of amounts included in the accompanying financial statements. The contractual interest on the 10% Notes includes approximately $1.4 million of additional interest that became due on March 21, 2000 and an 18% default interest rate from that date.

6.   RECOVERABILITY OF INVESTMENT IN THE SUNSHINE MINE

     Statement of Financial Accounting Standards No. 121 ("FAS 121") requires that recoverability of investments in long-lived assets be periodically evaluated against projected future cash flows from the investment. At the end of the third quarter of 1998, in response to a reduction in forecasted production from the Sunshine Mine, as well as continued low silver and by-product prices, it was determined that the investment in the Sunshine Mine had been impaired. As a result, a writedown of $50.4 million was taken, reducing the carrying value of the investment in the mine to approximately $9 million.

     Since 1998, the mine's product prices have weakened further, and ability to access economically productive areas is diminishing. The Company has been engaged in exploration activities directed toward areas which are believed to have good potential to add reserves. To date, those activities have not resulted in discovery of ore grade mineralization. The Company is continuing with the exploration in the fourth quarter of 2000. However, if a discovery of additional ore is not made soon, it is likely that the Sunshine Mine will face closure in 2001, pending a recovery in silver prices. In such an event, it is likely that the remaining investment in the Sunshine Mine would be considered impaired and would be written down in accordance with FAS 121. At the present time, the carrying value of the Sunshine Mine and associated facilities is approximately $8.9 million.

7.   INVENTORIES

     The components of inventory consist of the following:

                                               September 30       December 31
                                                   2000               1999
                                               ------------       -----------

         Precious metals inventories:
              Work in process                     $  205             $1,376
              Finished goods                          50                107
         Materials and supplies inventories        1,327              1,343
                                                  ------             ------
                                                  $1,582             $2,826
                                                  ======             ======

                      SUNSHINE MINING AND REFINING COMPANY
                             (Debtor-in-Possession)
           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                  Nine Months Ended September 30, 2000 and 1999

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company, with three of its principal subsidiaries, filed voluntary petitions under Chapter 11 of the Bankruptcy Code together with a proposed Plan of Reorganization on August 23, 2000. Affiliates of its principal creditors, Elliott Associates and Stonehill Investments, are the Cosponsoring Bondholders of the Company's Plan. The proposed Plan is summarized in footnote 3.

     Working capital at September 30, 2000 was $2.4 million after reclassifying approximately $46.7 million of current liabilities as liabilities subject to compromise (See Note 5).

     Cash declined to $726 thousand at September 30, 2000 and the Company expects to continue to incur cash losses during the immediately foreseeable period. Funding of these cash losses will be made through borrowings under the DIP Facility (See Note 4).

     Sunshine's business and profitability have been adversely affected by an extremely long period of low silver prices. Since 1988, the price of silver has averaged approximately $5.00 per ounce compared to an average price of $9.50 per ounce over the prior 10 years. Given the depressed price of silver compared to the Company's cash production costs, the Company's operations have generated a negative cash flow for several years.

     In addition, the Company has been negatively affected by low investor sentiment in the precious metals mining environment generally. It has pursued various efforts to refinance its indebtedness and raise capital to develop its major project, the Pirquitas Mine in Argentina. Despite success in developing a bankable feasibility study that demonstrates that Pirquitas is a very economic deposit even in the currently depressed silver price environment, the Company has been unable to access the capital it requires.

     Further contributing to the Company's cash flow challenges is the decline in production at the Sunshine Mine. Absent a new discovery at the mine, production is expected to continue to decline in the coming months. At current silver prices, and with no new reserve discoveries, the Sunshine Mine's cash flow may become negative by the second quarter of 2001. In such event the Mine would likely be closed pending a recovery in silver prices.

     The Pirquitas Mine is currently being maintained on a care and maintenance program to reduce costs. The Company does not expect to be able to access the capital required to develop this mine until after the completion of the bankruptcy proceeding. At that point, the Company will review its options with regard to potential development of the mine. Among the options to be explored will be bringing in a joint venture partner with greater financial resources than the Company to develop the Mine, or the sale of equity and/or debt securities to finance development of the mine. If market conditions do not improve significantly, no assurance can be given as to the availability of financing for the development of the mine.

Operating, Investing, and Financing Activities

     Cash used in operating activities in the first nine months of 2000 was $2.8 million compared to $4.5 million in the first nine months of 1999. The $1.7 million decrease was primarily due to changes in working capital components partially offset by a $1.8 million increase in cash operating loss in the first nine months of 2000 to $4.7 million.

     The increase in cash operating loss resulted primarily from a $6.8 million decline in operating revenue, a $166 thousand mark-to-market loss on investment bullion in the 2000 period compared to a $570 thousand gain in the prior period, $690 thousand decrease in other, net and a $108 thousand decrease in interest income. These were partially offset by a $3.8 million decrease in cost of revenues, an $818 thousand decrease in general and administrative expense, $881 thousand of investment gains in 1999, a $900 thousand decrease in interest payable in cash, and an $86 thousand decrease in exploration expense.

     Investing activities in the first nine months of 2000 include proceeds of $3.9 million from the sale of investment silver bullion and $1.0 million of net additions to property, plant and equipment. Investing activities in the first half of 1999 included $1.5 million proceeds from investment recoveries, offset by $2.8 million of net additions to property, plant and equipment primarily for the development of Pirquitas.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Consolidated operating revenues decreased approximately $3.0 million (36.6%) for the third quarter of 2000 compared to the third quarter of 1999. The decrease in operating revenues primarily resulted from a decrease in average price received per ounce of silver sold and fewer ounces being sold (906,025 ounces of silver at an average of $4.87 per ounce in the 2000 quarter compared to 1,341,478 ounces at an average of $5.26 per ounce in the 1999 quarter), a $238 thousand decrease in by-product revenue and a $80 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. Silver production totaled 850,236 ounces from 35,154 tons at
24.96 ounces per ton in 2000 versus 1,255,880 ounces from 52,290 tons at 24.79 ounces per ton in 1999. The decrease in production was primarily due to fewer productive stopes being available as mining proceeds to the outskirts of the West Chance area. The decrease in by-product revenue was primarily due to a 611 thousand-pound reduction in lead sales and a 99 thousand-pound reduction in copper sales.

     Mark-to-market gain on investment silver bullion was $264 thousand in the 1999 period compared to a $2 thousand loss in 2000.

     Cost of revenues decreased $1.2 million (18.2%), from $6.65 million in the third quarter of 1999 to $5.44 million in the third quarter of 2000. Total production cost decreased by $1.5 million due to the reduction in tons and ounces of silver produced during the 2000 quarter. These costs reductions were offset by $242 thousand of costs associated with the reduction of WIP inventories due to a change in the Company's concentrate processing requirements coordinated with its smelting customer. The change eliminates the need by the Company to remove antimony from its concentrates prior to shipment, reducing the amount of time WIP inventories are carried by the company. The price of antimony has declined significantly recently. Thus, it is more advantageous to ship the concentrates directly to the smelter without recovering the contained antimony, as long as the smelter agrees to accept the concentrates with the additional antimony. This will increase the impurity penalty charged by the smelter; but will be offset by the savings from discontinuing the treatment of the concentrates through the antimony plant. The antimony plant is on a stand-by mode in order to take advantage of potential improvements in the antimony price or a change in the smelter requirements. All in-process material in the antimony plant has been processed.

     Net cash operating costs increased $0.69 per ounce to $4.88 per ounce of silver primarily due to fixed costs being spread over fewer ounces.

     Exploration costs increased $147 thousand primarily due to increased exploration activity at the Sunshine Mine.

     Selling, general and administrative expense declined $495 thousand due to a variety of cost reductions.

     Interest and debt expense decreased $600 thousand primarily due to the amortization of debt discount and issuance costs for the Eurobonds in the 1999 quarter, the cessation of interest accruals as discussed in Note 5 and lower outstanding balances on the Company's debt.

     Other, net for the 2000 quarter includes gains from the sale of certain properties.

     Reorganization items - professional fees represent the costs of legal counsel and other professionals in the preparation and solicitation of approval of the Company's Chapter 11 Plan of Reorganization and the associated financing documents. These fees include pre-petition fees of counsel for the Cosponsoring Bondholders.

THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Consolidated operating revenues decreased approximately $6.8 million (26.4%) for the first nine months of 2000 compared to the first nine months of 1999, while mark-to-market losses on investment bullion totaled $166 thousand in 2000 compared to a $570 thousand gain in 1999. The decrease in operating revenues primarily resulted from a decrease in the average price received per ounce of silver sold and a decrease in ounces sold (3,408,797 ounces of silver at an average of $5.00 per ounce in the 2000 period compared to 4,381,420 ounces at an average of $5.25 per ounce in the 1999 period), a $680 thousand decrease in by-product revenue and a $169 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. Silver production totaled 3,115,808 ounces produced from 132,793 tons at 24.31 ounces per ton in 2000 versus 4,047,902 ounces from 165,804 tons at 25.21 ounces per ton in 1999. The decrease in production was primarily due to fewer productive stopes being available as mining proceeds to the outskirts of the West Chance area. By-product revenue decreased primarily because of lower lead prices received and decreased lead production and sales.

     Cost of revenues decreased $3.8 million (17.2%) from $21.9 million in the first nine months of 1999 to $18.1 million in the first nine months of 2000 primarily due to lower smelter, mining, and metallurgical costs as a result of the lower production and sales. Total production cost decreased by $3.6 million due to the reduction in tons and ounces of silver produced during the 2000 period. In addition, costs associated with the reduction of WIP inventories in the first half of 1999 were approximately $163 thousand dollars more than the costs associated with the reduction of WIP inventories in the 2000 period.

     Net operating cash production costs increased $0.43 to $4.75 per ounce of silver. This increase was primarily due to fixed costs being spread over fewer ounces and a $0.08 per ounce decrease in by-product credits. These costs were partially offset by reduced per ounce smelter costs due to improved grades for both silver and lead concentrates produced.

     Exploration expense decreased $86 thousand in 2000 compared to 1999. Interest income decreased $108 thousand due to lower average invested cash balances.

     Selling, general and administrative expense declined $818 thousand due to a variety of cost reductions.

     Interest and debt expense decreased $1.3 million primarily due to the amortization in 1999 of the discount feature associated with the 5% Convertible Notes issued in January 1999, the amortization of debt discount and issuance costs for the Eurobonds in the 1999 quarter, the cessation of interest accruals as discussed in Note 5, and lower outstanding balances on the Company's debt. These were partially offset by $1.4 million of additional interest on the 10% Notes.

     Other, net for the 2000 period includes gains from the sale of certain properties, partially offset by fees and expenses related to attempted financing transactions and asset sales. Other, net of $1.1 million in 1999 primarily represented gains on certain investments sold.

     Reorganization items - professional fees represent the costs of legal counsel and other professionals in the preparation and solicitation of approval of the Company's Chapter 11 Plan of Reorganization and the associated financing documents. These fees include pre-petition fees of counsel for the Cosponsoring Bondholders.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 23, 2000, Sunshine Mining and Refining Company and three of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware. Separate cases and their cause numbers are: In Re:
Sunshine Mining and Refining Company, Case No. 00-3409 (MWF); in Re: Sunshine Argentina, Inc., Case No. 00-3410 (MWF); In Re: Sunshine Precious Metals, Inc., Case No. 00-3412 (MWF); and In Re: Sunshine Exploration, Inc., Case No. 00-3411
(MWF). The Company and its subsidiaries included in the filings a proposed disclosure statement and pre-negotiated plan of reorganization and debt restructuring (the "Plan") with the support of approximately 70% of the Company's bondholders. No receiver, independent trustee or similar officer has been appointed for the Registrant, and the existing directors and officers continue in place for the respective debtors-in-possession, subject to the supervision of the Bankruptcy Court. In connection with the submission of the Plan, the Court approved Registrant's first-day motions, including joint administration of the Debtors' cases, payment of certain pre-petition claims and continuation of specific pre-petition practices essential to their continued business operations during the pendency of the cases. The Registrant has also negotiated a credit facility to assist in funding operations during the pendency of the bankruptcy proceeding. See Notes 1, 3, 4 and 5 to the Consolidated Financial Statements. Incorporation by reference is also made to Registrant's Current Report on Form 8-K for event occurring August 23, 2000, as filed with the Securities and Exchange Commission and described in Item 6 below.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In August 2000 the Company issued 8.3 million warrants to purchase common stock of the Company to the holders of its 8% Senior Exchangeable Notes and its 10% Senior Convertible Notes for extensions of maturity and for agreements to exchange debt for equity in the reorganization. The warrants represent the right to acquire one new share of the Company's common stock at its par value, and have a cashless exercise feature. Since their issuance, 6.1 million warrants have been exercised primarily pursuant to the cashless exercise feature.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company and the debtor subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on August 23, 2000. The filing constitutes a default under the terms of the Eurobonds, the 10% Notes, and the 9% Notes. Co-proponents of the Plan include the Cosponsoring Bondholders, holding in excess of 66 2/3% of the Eurobonds and all of the 10% Notes. Pursuant to the terms of the Plan, if confirmed by the Bankruptcy Court, all of the claims of the Eurobonds, the 10% Notes, the 9% Notes, and certain other unsecured creditors will be eliminated in exchange for at least 96% of the Company's equity interest.

     For a discussion of the Company's financial restructuring plans, see Notes 1 and 3 to the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit 27.0 Financial Data Schedule

     (b) On August 28, 2000, the Company filed a report on Form 8-K reporting that on August 23, 2000, the Debtors filed for protection under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the district of Delaware. Separate cases and their cause numbers are: In Re:
Sunshine Mining & Refining Company, Case No. 00-03409, In Re: Sunshine Argentina, Inc., Case No. 00-03410, In Re: Sunshine Precious Metals, Inc., Case No. 00-03412, and In Re: Sunshine Exploration, Inc., Case No. 00-03411.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                       SUNSHINE MINING AND REFINING COMPANY


Dated: November 10, 2000               By: /s/ WILLIAM W. DAVIS
                                           ---------------------------
                                           William W. Davis
                                           Executive Vice President
                                           and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

 27.0               Financial Data Schedule