Form 10-K405
period 2000-12-31
SUNSHINE MINING & REFINING CO
filed 2001-03-16
CIK 833376

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from to

Commission File No. 1-10012

                      SUNSHINE MINING AND REFINING COMPANY
             (Exact name of registrant as specified in its charter)


                        DELAWARE                             75-2618333
              (State or other jurisdiction          (IRS Employer Identification
            of incorporation or organization)                  Number)

              5956 SHERRY LANE, SUITE 1621                     83702
                   DALLAS, TEXAS 75225                       (Zip Code)
                  (Address of principal
                   executive offices)

               Registrant's telephone number, including area code:
                                 (214) 265-1377

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS              ON WHICH REGISTERED
                 -------------------             ---------------------
            Common Stock, $0.01 par value         OTC Bulletin Board




           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
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

                                                                             [X]
                                                        (Continued on next page)

                                                  (Continued from previous page)

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant at March 15, 2001 was approximately $6,500,000. For purposes of this computation, all officers, directors and beneficial owners of 10% or more of the common stock of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are affiliates.

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date.



                   TITLE OF EACH CLASS            NUMBER OF SHARES OUTSTANDING
                     OF COMMON STOCK                    AT MARCH 16, 2001
                   -------------------            ----------------------------

              Common Stock, $0.01 par value                50,000,000

                                     PART I

1. BUSINESS.

GENERAL

         Sunshine Mining and Refining Company ("Sunshine" or the "Company") has primarily engaged in mining silver, and currently owns properties in Argentina, Mexico and the United States with significant silver reserves and silver resource potential. The Company owns the Sunshine Mine located in the Coeur d'Alene Mining District near Kellogg, Idaho and the Pirquitas Mine in the Jujuy Province of northwest Argentina. The Sunshine Mine produced 3.9 million and 5.2 million ounces of silver in 2000 and 1999, respectively. The mine's primary smelter customer announced on February 2, 2001 that it was closing and would no longer accept deliveries. As a result, Sunshine notified employees at the mine of a mass layoff effective February 16, 2001. The mine is being placed in a care and maintenance status. The Sunshine Mine has been the Company's only revenue source for the past eight years. As a result of its closure, the Company has no other sources of revenues at the present time.

         The Company's principal asset is the Pirquitas Mine. Pirquitas contains 129 million ounces of silver reserves, as well as significant tin and zinc by-products. The mine is planned as an open-pit operation to produce 11 million ounces of silver, 3,200 tonnes (metric tons) of tin, and 16,300 tonnes of zinc per year. A feasibility study on the economics of developing the property was initially completed in 1999, and enhancements to the initial study were completed in 2000. The studies forecast $133 million of capital cost to develop the property, and a net cash cost of production of $1.53 per ounce of silver.

REORGANIZATION UNDER CHAPTER 11

         On August 23, 2000 (the "Petition Date"), Sunshine and its wholly-owned subsidiaries, Sunshine Argentina, Inc. ("Argentina"), Sunshine Precious Metals, Inc. ("SPMI") and Sunshine Exploration, Inc. ("Exploration"), all filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Third Amended and Restated Joint Chapter 11 Plan of Reorganization as modified December 5, 2000, is referred to as the "Plan." The Plan was the subject of an Order Confirming the Third Amended and Restated Joint Chapter 11 Plan of Reorganization of Sunshine and its Debtor Subsidiaries (the "Confirmation Order") and the Plan Effective Date was February 5, 2001.

         The conditions precedent to the effectiveness of the Plan and Confirmation Order, all of which were satisfied, included designation by certain creditors of four (out of five) Directors, the New Consent Decree with Sunshine and SPMI shall have been entered and approved by the United States District Court for the District of Idaho in the case styled United States of America v. Asarco Incorporated, Case Nos. 96-0122-N-EJL and 91-0342-N-EJL, substantially in accordance with an agreement in principal annexed to the Plan and such new consent decree shall have been approved by final order of the Idaho District Court, and the so-called "Asarco Settlement" shall have been approved by the Bankruptcy Court. (See Note 14 of Notes to Consolidated Financial Statements and "Legal Proceedings - Environmental Matters.")

         Pursuant to the Plan and the Confirmation Order, on the Effective Date, all of the "old common stock" of Sunshine was canceled, retired and eliminated with no consideration paid therefor, and Sunshine was deemed to have issued the "New Mining Stock," which is shares of Common Stock, par value $0.01 per share. Under the Amended and Restated Certificate of Incorporation of Sunshine filed with the Secretary of State of Delaware on February 16, 2001, Sunshine's authorized common stock from and after the Effective Date consists of 200,000,000 shares of Common Stock, par value $0.01 per share. Of that class of stock, approximately 50,000,000 shares of Common Stock, par value $0.01 per share have been issued as the "New Mining Stock" under the terms of the Plan to those designated as recipients therefor under the Plan, which generally are certain creditors of Sunshine and others, who have in turn gifted a portion (approximately 3.4%) of such New Mining Stock to the former common stockholders on a pro-rata basis, but only to accounts holding in excess of 100 shares of "old Common Stock." Sunshine distributed certificates representing shares of "New Mining Stock" to holders during February 2001. The CUSIP number of the "New Mining Stock" is 867833-60-0 and its symbol on the OTC Bulletin Board is SSMR.

         As more than 80% of the Company's operating revenues have been derived from the sale of silver, the Company's earnings are directly related to the price of silver, which has been depressed since 1985. As a result, the Company has reported operating losses and negative cash flow from operations since that time. The Company's strategy has been to add sufficient low cost silver production to be profitable at prices for silver which have prevailed in recent years, while also positioning the Company to benefit from an expected improvement in silver prices. Given continued low silver prices, the shutdown of the Sunshine Mine, and the Company's limited available liquidity, the Company is currently reviewing its strategic options, which may include a sale of some or all of its assets, a merger, or joint venture for the development of Pirquitas.

SILVER SUPPLY, DEMAND, AND PRICES

         According to studies published by the Silver Institute in its World Silver Survey (prepared by Gold Fields Mineral Services Ltd.) and by CPM Group (precious metal industry consultants), since 1990 demand for silver has significantly exceeded silver production. The gap between new supply and demand has been bridged by the availability of a large surplus of silver inventories generated in the aftermath of the major increase in silver prices in 1979-1983. The availability of these inventories has kept silver prices at depressed levels. According to these same studies, silver inventories worldwide have been greatly diminished by the shortfall of new supply to demand. Also, according to the above cited industry reports, physical availability of silver should continue to tighten as available inventories are consumed. The Company has anticipated that such drawdowns of silver would eventually lead to a significant price increase, which has yet to happen.

         Sunshine was originally incorporated in 1918 and is currently incorporated under the laws of the state of Delaware. The Company maintains its principal executive offices at 5956 Sherry Lane, Suite 1621, Dallas, Texas 75225.

                  For information regarding Sunshine's business, certain classes of products or services and sales to certain significant customers, see Notes 3, 4, 14, 15 and 16 of Notes to Consolidated Financial Statements included elsewhere herein.

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

OPERATIONS

ARGENTINA OPERATIONS

         The Company commenced operations in Argentina in 1994, and the Pirquitas property was acquired by the Company in November 1995. Pirquitas is located in the Puna de Atacama of northwestern Argentina in the province of Jujuy at an elevation of over 13,000 feet. The nearest major city is the provincial capital, San Salvador de Jujuy, which is about 220 miles southeast of Pirquitas. The Chilean and Bolivian borders lie about 31 miles west and 37 miles to the north, respectively. Pirquitas is the Company's principal asset at this time.

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

         The Company is reviewing its strategic alternatives relative to development of the property, and in that regard will consider possible sales of some or all of the property, mergers, joint ventures, and other structures. The independent feasibility study of the property, prepared in large part by the firms of Jacobs Engineering, The Winters Company and Knight Piesold, estimates that the project will require approximately $133 million of capital investment to commence production. The study forecasts annual average production of 11 million ounces of silver, 3,200 tonnes of tin, and 16,300 tonnes of zinc over the nine-year mine life of its proven and probable reserves. It is believed that significant potential exists to expand reserves over those identified thus far. Net cash costs of silver production (net of tin and zinc credits) are estimated at $1.53 per ounce.

         The Company owns or controls a significant land package at the property. It holds title to 6,500 acres of mining concessions. It also owns approximately 18,500 acres of surface lands upon which all facilities will be built. Most of the property remains unexplored. Significant resources above and beyond those identified in the feasibility study are believed to exist at the property. Based on its own exploration, as well as a review of previous development work, the Company believes that it can substantially increase the mineral resources surrounding the identified reserve. Beyond these areas, the Company feels that the favorable geologic environment will continue and believes that new discoveries can be made.

         Given the property's excellent economics, the potential for additional mineralization, and the prospect for improved silver prices, the Company believes Pirquitas provides a very attractive development opportunity.

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

         The Company's wholly owned subsidiary, SPMI, owns substantially all of the mining claims comprising the Sunshine Mine. Electrical power is supplied by a public utility from two sources. The facilities are in good and operable condition and access to the property is by paved roads maintained by the county.

         The Sunshine Mine's primary smelter customer announced on February 2, 2001 that it was closing and would no longer accept deliveries. As a result, Sunshine notified employees at the mine of a mass layoff effective February 16, 2001. The mine is being placed in a care and maintenance status.

          The Sunshine Mine is a primary silver-producing underground mine which began operations in 1884 and has produced over 350 million ounces of silver since that time. The underground workings consist of multiple levels developed off the Jewell shaft, the main production shaft. It extends from the surface to a depth of over 4,000 feet and is complemented by other interior shafts which develop levels as deep as 5,600 feet. The mine covers over 10 square miles at the surface, and contains more than 100 miles of underground workings.

         The introduction of new mining technologies and more aggressive exploration at the Sunshine Mine had substantially increased production in recent years, achieving full production in the fourth quarter of 1997 for the first time since 1990. This reduced unit costs as fixed costs were spread over a larger production figure. Recent production and unit cost history of the mine is as follows:


                                                              SUNSHINE MINE PRODUCTION
                                                              ------------------------
                                                     2000     1999     1998     1997    1996
                                                     ----     ----     ----     ----    ----
Ounces production (millions)                           3.9     5.2      5.8      4.3      2.6
Net cash cost per ounce                              $4.75   $4.36    $4.43    $4.50    $6.12

         Sunshine's share of silver reserves at the Sunshine Mine as of December 31, 2000 were estimated to be 1.1 million tons of ore with an average grade of
23.6 ounces of silver per ton (after adjustment for mining dilution), containing
25.9 million ounces of silver. Metallurgical recoveries at the Sunshine Mine have typically approximated 97% of the contained silver. The proven and probable reserves at the Sunshine Mine have historically totaled approximately 4 to 7 years of annual production. Over its history, exploration and development activities have maintained reserves by finding new ore to replace that which was produced each year. Due to cash constraints, planned exploration and development has been significantly curtailed since the end of 1999, resulting in a reduction in proven and probable reserves. If the mine is reopened and an adequate exploration and development funded in the future, management believes significant new reserves will be identified, as studies have delineated several areas of favorable geologic conditions that may host significant deposits. These areas are contiguous to delineated mineralization, and the ore-bearing structures project into favorable lithologic units. Further exploration is necessary to establish the existence of and quantify the additional mineralized material, but management believes it could exceed 100 million ounces.

         The 1995 acquisition of the ConSil property, on the eastern flank of the workings of the Sunshine Mine, was done to facilitate evaluation and development of these and other veins. A shaft on the ConSil property extends from the surface to a depth of 5,400 feet and connects to the Sunshine's eastern workings on the 3,100 level, serving as the Sunshine Mine's secondary escapeway. Access from this shaft to these exploration areas will be important in their future exploration and development.

         The ore extracted from the Sunshine Mine was processed by a 1,000-ton-per-day flotation concentrator, which produced two concentrates, a high-grade silver concentrate which was transferred to the antimony refinery for antimony removal, and a lead concentrate which was shipped directly to a smelter for further processing.

         After antimony removal, the silver concentrate can be either transferred to the Company's silver refinery for recovery of silver and copper, or sold to a commercial smelter. Factors which influence Sunshine's decision to refine its products internally or sell them to a smelter include levels of production, costs of reagents and available smelter contract terms. The refinery was designed and built to recover up to 8.0 million ounces of silver from concentrates annually. Sunshine suspended operations at the silver refinery in 1995 pending higher levels of available feed, and began shipping its silver concentrate to a smelter at that time. Prior to the closure of its main smelter customer, the Company's sales to the third party smelters have been under long-term contracts, generally for a period of at least one year, cancelable by either party after one year upon thirty days notice. The Company employs no sales force.

         Ore and metals produced at the Sunshine Mine during 2000, 1999 and 1998, respectively, were as follows:


                                                                             2000           1999         1998
                                                                             ----           ----         ----
              Tons of Ore...............................................    169,036         217,601     247,866
              Metals Recovered:
                   Ounces of Silver.....................................  3,879,100       5,210,843   5,806,468
                   Pounds of Copper.....................................  1,019,305       1,235,368   1,273,318
                   Pounds of Antimony...................................    786,078         991,079   1,078,460
                   Pounds of Lead.......................................  4,839,538       6,966,645  12,001,080

         These metals were recovered from ore containing an average of 23.81,
24.75 and 24.17 ounces of silver per ton, in 2000, 1999 and 1998, respectively. Metallurgical recoveries were approximately 96.38% of the contained silver, 97% of the contained copper and 92.5% of the contained lead.

         The Sunshine Mine's proven and probable ore reserves were estimated by the Company's technical personnel at January 1, 2001, to be 1.1 million tons of ore containing 26.8 million ounces of silver and 10.4 million pounds of copper. The weighted average ore grades, adjusted for mining dilution, but not adjusted for metallurgical recoveries, are 23.6 ounces per ton silver and 0.46 percent copper.

         During the three years ended December 31, 2000, the Sunshine Mine accounted for all of the Company's silver production, and approximately 16% of the Company's silver reserves at December 31, 2000. (See Note 17 of Notes to Consolidated Financial Statements included elsewhere herein.)

         The hourly employees at the Sunshine Mine are represented by the United Steelworkers of America (the "USWA") (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "IBEW") (collectively, the "Unions"). Effective May 1, 1994, the Unions and SPMI entered into new six-year labor agreements, which were extended until May 1, 2001. The Company has notified the Unions of its intent to allow the contracts to expire.

MEXICAN OPERATIONS

         The Company acquired its first Mexican property, Juanicipio, in 1999. The property is located adjacent to the Fresnillo Mine, one of the most prolific and low cost silver mines in the world, in the state of Zacatecas. The district has reportedly produced more than one billion ounces of silver dating to colonial times. The Company believes that its recently completed mapping and geophysical work has demonstrated that structures similar to those containing mineralization at the Fresnillo Mine may exist at Juanicipio. The surface reflection of such structures appears to strike from Fresnillo into the Juanicipio property. The next logical step in the evaluation of the property would be a drilling program to quantify potential mineralization in these structures. The Company will be reviewing options to enable such a program to go forward.

         The Company's mining concession at the property is quite large, approximately 28,100 hectares (69,400 acres). Because of its proximity to the Fresnillo Mine, and the evidence of the structures that are present on the property, Juanicipio may present an attractive joint venture opportunity.

OTHER EXPLORATION

         The Revenue-Virginius Mine is an underground silver mine located eight miles southwest of the town of Ouray in southwestern Colorado. It also contains significant gold and base metals. The mine has been largely inactive since a mill fire in 1912 resulted in the closure of the operation. Most production records on the property are missing; however, records which remain indicate production between 1895 and 1906 totaling 14.5 million ounces of silver, 123 thousand ounces of gold and 63 million pounds of lead from one series of veins. Sunshine controls the property under a mining lease calling for minimal property payments and work commitments. The property reserves are estimated to be approximately 6.2 million ounces of silver.

MARKETING

         The Company's primary product at the Sunshine Mine can be either refined silver which is sold to industrial customers or precious metals dealers, or silver-copper and lead-silver concentrates which are sold to smelters. At the time of the mine shutdown, all of the concentrates were being sold to a smelter. Given the limited reserves economically accessible at the Sunshine Mine, upon the closure of its primary smelter customer, reactivation of the refinery was not economic. While the Company received offers for its concentrates from other smelters, the terms were less attractive than those it has been receiving from its primary customer.

         Prices received for the silver-copper concentrate from smelters were based on average prices for silver, copper and lead during a quotational period shortly after shipment. All lead-silver concentrates were sold to smelters, with prices for contained lead and silver based on a quotational period shortly after shipment. The Company's refined silver, antimony and copper products were generally marketed directly to metals dealers or industrial customers, with prices based on market prices at the time of shipment. (See Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.)

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

         The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies of regulatory agencies or stricter interpretation of existing laws, may necessitate significant capital outlays, may materially affect the Company's operations, or may cause material changes or delays in the Company's intended activities. Currently, the Company does not expect to incur any material capital expenditures associated with environmental regulations (such as expenditures for relevant control facilities) during the fiscal year 2000. See Note 14 of Notes to Consolidated Financial Statements included elsewhere herein; and "Legal Proceedings - Environmental Matters." The Company also does not anticipate any material effect from compliance with environmental, health and safety laws, regulations and ordinances.

EMPLOYEES

         At December 31, 2000, Sunshine and its subsidiaries, including SPMI, employed approximately 236 persons; 220 of whom are located at the Kellogg facilities. See "Item 1. Business. The Sunshine Mine and Refinery Complex." Substantially all the employees at the Kellogg facilities will be laid off as a result of the closure of the Sunshine Mine.

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

3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         In connection with the confirmation and effectiveness of the Plan of Reorganization, a settlement of all environmental litigation was effected.

         The settlement between the Company, SPMI and the United States on behalf of the United States Environmental Protection Agency, United States Department of Interior and the United States Department of Agriculture (the "Government") and the Coeur d'Alene Indian Tribe (the "Tribe") was memorialized in a new Consent Decree in civil actions CIV96-0122-N-EJL and CIV91-0342-N-EJL pending in the United States District Court for the District of Idaho. By entry of the new Consent Decree all claims of the Government and the Tribe for natural resource damages and response costs to injuries allegedly caused by the Company and SPMI in the Coeur d'Alene Basin were dismissed by the Government and the Tribe. The new Consent Decree was approved by the United States District Court on January 18, 2001. In exchange for the dismissal the Company granted to the Government and the Tribe warrants to purchase 9.95% of Sunshine's new common stock (i) at an exercise price of $.66 per share, (ii) with a cashless exercise feature, (iii) that are exempt from registration pursuant to 11 USC Section 1145, (iv) that are fully transferable to any other entity at any time, and (v) are subject to ordinary terms and conditions including standard anti-dilution language for warrants of this nature.

         The Company and SPMI have also agreed to provide net smelter return royalty payments to the Government and the Tribe based on the revenues from all mining by SPMI anywhere in the United States and all mining by any Sunshine entity from the Sunshine Mine or within one mile of the current boundaries of the mine. The royalty adjusts on a sliding scale based on the average price of silver. No royalty must be paid until the average silver price exceeds $6.00 per ounce.

         Under the new Consent Decree, SPMI is required to convey the surface rights to timber lands it owns and uses for non-mining purposes, and to perform certain remediation and testwork at its ConSil mine site adjacent to the Sunshine Mine.

         In connection with the settlement, the Government also agreed to release the Company and SPMI from a 1994 Consent Decree which obligated them, with certain other mining companies, to remediate certain property in the Bunker Hill Superfund Site.

         The Company believes that all other environmental claims, both potential and threatened, were discharged by the effectiveness of the Plan of Reorganization on February 5, 2001.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Sunshine's fiscal year ended December 31, 2000.

                                     PART II

5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

              The New Common Stock has had a very limited trading history since the Effective Date of the Plan. Since March 8, 2001, it has traded on the NASDAQ OTC Bulletin Board under the symbol "SSMR" at high and low sales prices as reported by NASDAQ of $2.15 and $1.00. There were approximately 5,000 stockholders of record at March 15, 2001; however, the number of beneficial owners is believed to exceed this number.

     The old common stock of Sunshine was, until February 28, 2001, traded on the NASDAQ OTC Bulletin Board under the symbols "SSCF" and "SSCFQ." Holders of 100 or more shares of the Company's old common stock received approximately one share of New Common Stock for every 28.4 shares of old common stock owned. The following table shows the high and low sales prices of the old common stock over recent periods (adjusted for the approximately one for 28.4 exchange pursuant to the Plan):


                                                                        HIGH          LOW
                                                                        ----          ---
                   2001

                     First Quarter (until February 28, 2001).....       3.408        1.136

                   2000

                     Fourth Quarter..............................       2.272        1.136
                     Third Quarter (from July 14, 2000)..........       7.952        1.420


     By letter dated July 7, 2000, the New York Stock Exchange, Inc. ("NYSE") notified Sunshine that trading in the Sunshine old Common Stock would be suspended on July 14, 2000, and application would be made by the NYSE to the Securities and Exchange Commission to de-list the old Common Stock. A notice from the NYSE advised that the decision was reached based upon an amount of total stockholders' equity and the 30-day average share price being less than $1 per share for the old Common Stock. Sunshine did not appeal the determination. The following table sets forth the range of high and low sales prices for the old Common Stock as reported on the NYSE Composite for the periods indicated (adjusted for the approximately 1 for 28.4 exchange pursuant to the Plan and the one for eight reverse split on August 6, 1999). Such quotations represent inter-dealer prices without retail market, mark-down or commissions and may not necessarily represent actual transactions.


                                                                         HIGH           LOW
                                                                         ----           ---
                    2000

                         Third Quarter (until July 14, 2000)........      10.65         7.10
                         Second Quarter.............................      21.30         7.10
                         First Quarter..............................      49.70        17.75

                    1999
                         Fourth Quarter.............................      71.00        35.50
                         Third Quarter(*)...........................      92.30        56.80
                         Second Quarter.............................     120.70        85.20
                         First Quarter..............................     170.40        99.40


TRANSFER AGENT
         American Stock Transfer & Trust Company
         59 Maiden Lane
         New York, New York 10007

6. SELECTED FINANCIAL DATA.

         The following table sets forth summary historical financial information of Sunshine as of the dates and the periods indicated in the table below. All amounts are in thousands, except price and production statistics and per share amounts.


                                                                            YEAR ENDED DECEMBER 31,(1)
                                                       -----------------------------------------------------------------------
                                                         2000(3)         1999          1998(3)         1997          1996(4)
                                                       -----------    -----------    -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
Operating revenues .................................   $    23,094    $    32,332    $    34,668    $    24,993    $    15,315
Mark to market gains (losses) ......................          (167)           359         (2,588)         1,859         (1,101)
                                                       -----------    -----------    -----------    -----------    -----------
    Total revenues .................................        22,927         32,691         32,080         26,852         14,214

Net loss ...........................................       (20,890)       (10,843)       (64,845)       (19,308)       (25,902)
Income (loss) applicable to common shares ..........       (20,890)       (10,843)       (64,845)       (19,308)        11,600
Basic and diluted income (loss) per common share ...          (.48)          (.31)         (2.02)          (.61)           .42
Weighted average common shares .....................        43,898         34,682         32,109         31,892         27,823

PRICE AND PRODUCTION STATISTICS:
Average silver price received ......................   $      4.93    $      5.23    $      5.47    $      5.02    $      5.11
    Tons ...........................................       169,036        217,601        247,866        183,404        120,910
Silver grade (ounces per ton) ......................         23.81          24.75          24.17          23.95          22.04
    Silver ounces produced .........................     3,879,100      5,210,843      5,806,468      4,253,315      2,577,895
Net cash cost per ounce(2) .........................   $      4.75    $      4.36    $      4.43    $      4.50    $      6.12

BALANCE SHEET DATA:
Cash and cash investments ..........................   $       291    $       628    $     1,412    $    15,985    $    16,317
Working capital (deficit) ..........................         2,824        (25,679)         9,716         26,959         25,559
Total assets .......................................        22,592         37,020         39,897        101,601        105,486
Long-term debt and capital lease obligations .......         1,530         38,238         42,597         42,265         25,780
Stockholders' equity (deficit) .....................       (36,276)       (18,720)       (17,466)        44,496         63,598
Book value per common share ........................          (.75)          (.48)          (.54)          1.39           2.00
    Common shares outstanding ......................        48,685         38,672         32,426         31,904         31,873

----------

(1) All share and per share amounts have been adjusted to reflect a 1 for 8 reverse stock split effective August 6, 1999.

(2) Net cash cost per ounce includes all expenditures (other than exploration costs and capital expenditures) related to the operation of the Sunshine Mine and Refinery Complex, less any by-product revenues. Such costs include non-capital development costs, production and maintenance costs, ad valorem taxes, insurance, and postemployment benefit costs incurred on site.

(3) During 2000 and 1998 the Company recorded a $7.2 million and a $50.4 million impairment of mining properties expense, respectively, to write down the value of the Company's investment in the Sunshine Mine.

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

LIQUIDITY AND CAPITAL RESOURCES

         From 1988 through 2000, a period of 13 years, the price of silver, the Company's principal product, averaged approximately $5.00. In contrast, for the 10 year period prior to 1988, the price of silver averaged approximately $9.50 per ounce. While the Company significantly improved its production and unit costs from the Sunshine Mine in recent years, the continuing low price of silver resulted in ongoing operating losses. In addition, the Company invested relatively heavily in new projects, particularly Pirquitas. Management believed that establishing new, low cost production from Pirquitas and/or other properties would be key to establishing profitability in the low price of silver environment in which it found itself.

         The Company was able to fund its operating losses and investments with a variety of financings over this extended period, until it was unable to refinance the Eurobond indebtedness of $26.5 million which matured in March of 2000. The inability to repay this debt as it matured triggered cross-defaults in the Company's other indebtedness. The Company and its principal creditors discussed various means of restructuring the Company's indebtedness outside of bankruptcy, but ultimately determined that the best route to restructure the indebtedness would be through Chapter 11. As a result, the Company and three of its principal subsidiaries filed for protection under Chapter 11 on August 23, 2000. The Elliott Group and the Stonehill Group, whose affiliates were the Company's principal creditors, were co-proponents with the Company of the Plan of Reorganization which was filed contemporaneously with the bankruptcy filing.

         Highwood Partners, L.P. and Stonehill Capital Management, LLC, affiliates of the Elliott Group and the Stonehill Group, provided the Debtor-in-Possession (DIP) financing which was used by the Company and its affiliates as its principal source of funding during the bankruptcy. Upon the Effectiveness of the Plan, on February 5, 2001, approximately $2.7 million was borrowed under the DIP facility. The Stonehill and Elliott affiliates are also providing the Exit Financing Facility, which repaid advances under the DIP facility and will fund the Company upon its initial emergence from bankruptcy. The Exit Financing Facility bears interest at a fixed rate of 15% per annum in the maximum principal amount of $5,000,000. The facility is secured by substantially all of the assets of Sunshine and its subsidiaries, including the Pirquitas Mine. The proceeds of all advances under such facility are to be utilized solely (a) to provide funds necessary to the conduct of the business of Sunshine and its subsidiaries in the ordinary course in accordance with an approved budget, (b) to pay fees and disbursements paid to lenders and their professionals in accordance with the budget, and (c) as otherwise contemplated or permitted by the budget. The Exit Financing Facility is the Company's only source of working capital, other than asset disposals, at the present time. The remaining availability under the Exit Financing Facility is approximately $1.8 million as of March 15, 2001.

         The Company expects to have used all the availability under the Exit Financing Facility before the end of the third quarter of 2001. The Company is engaged in a review of its strategic options in order to address its financing difficulties. Among these is the consideration of a sale of some or all of its assets, the merger of the Company with another company, or a joint venture arrangement on some of its properties, including Pirquitas. If the Company is unable to successfully negotiate and close any such alternative in advance of using all the availability under the Exit Financing Facility, the Company may be required to, among other things, seek modifications in the terms of the Exit Financing Facility, seek protection under the bankruptcy laws, or cease operations altogether. Any of these would be expected to have a significant negative effect on the price of the Company's common stock.

         Registration Rights Agreement. Under the Plan of Reorganization, Sunshine entered into a Registration Rights Agreement with members of the Stonehill Group and the Elliott Group under which the shares of new common stock issued to them are to be registered under federal securities laws. Such agreement provides for filing of a Registration Statement within a specified period of time covering only the securities issued to the Elliott Group and the Stonehill Group, the effectiveness of such Registration Statement within a certain period of time and other matters. In the event that certain of the commitments under such agreement are not satisfied, each of the holders has a right to provide Sunshine with written notice thereof (a "Put Notice") which would require Sunshine to pay to each such holder (in cash or shares of common stock at the option of the holder) a specified amount of funds and/or in certain instances, to repurchase the securities from the holder for a "Mandatory Repurchase Price" equal to 115% of the Market Price on the date the holder acquires the right to require Sunshine to repurchase such shares.

         Argentina Transaction; Call Option Agreement. Under the terms of the Plan and the Confirmation Order on the Effective Date, the capital stock of Argentina was cancelled and Argentina issued the "New Argentina Stock." Sunshine caused the incorporation and organization of Sunshine International Mining, Inc., a Delaware corporation ("International"), all of the issued and outstanding stock of which is owned by Sunshine. Sunshine contributed to the capital of International all of the New Argentina Stock such that Argentina became a wholly-owned subsidiary of International which in turn is a wholly-owned subsidiary of Sunshine. Simultaneously Sunshine, International and Argentina entered into a Call Option Agreement dated February 2001, with the Elliott Group and the Stonehill Group, pursuant to which International granted
(i) a call option to each holder within the Elliott Group and the Stonehill Group to purchase, collectively, up to 100% of the shares of New Argentina Stock and (ii) a first priority perfected security interest in the New Argentina Stock. Such call option(s) was granted to purchase a maximum number of shares of New Argentina Stock at a specified purchase price which option is to be reduced proportionately in the event the Elliott Group holders and/or the Stonehill Group holders sell more than 50% of their shares of New Common Stock of Sunshine received. For example, if the Elliott Group holders were to sell 55% of their shares of Sunshine Common Stock initially received, then the maximum number of New Argentina Stock that the Elliott Group holders could purchase in the aggregate upon exercise of their Call Options would be reduced by a percentage equal to (55% - 50%) x 2, or 10%. The term of each Call Option expires at the time of exercise in full of such Call Option, or if the market capitalization of Sunshine shall exceed $150,000,000 for at least 60 consecutive days or on the tenth anniversary of the Effective Date of the Plan. The Call Option becomes exercisable upon the occurrence of any one or more of nine separate events, including (i) the de-listing of the Sunshine New Common Stock from an "Approved Market," (ii) suspension of the Sunshine New Common Stock from trading on an Approved Market for at least seven consecutive calendar days, (iii) reduction in the overall market capitalization of Sunshine to less than $15,000,000 for at least fifteen consecutive calendar days, (iv) a bankruptcy proceeding occurring with respect to Sunshine or one of its subsidiaries, (v) Sunshine fails to comply with its obligations in the Call Option Agreement, and (vi) other events, including any default under the "Exit Financing Facility." The Call Option, once exercisable, may be exercised at any time by any of the holders thereof. The effect of the Call Option(s) is to potentially allow the Elliott Group holders and the Stonehill Group holders (and certain of their successors and assigns) to acquire Sunshine Argentina which in turns owns the Pirquitas Mine and other assets. Should such an event occur, Sunshine's investment of approximately $20,400,000 in the acquisition and evaluation of that property can no longer be an asset of Sunshine, nor would the assigned proven and probable reserves totaling 129.6 million ounces of silver, along with 59,000 tons of tin and 273,000 tons of zinc. The New Argentina Stock has been pledged under the Call Option Agreement under a separate Pledge Agreement to the Elliott Group holders and the Stonehill Group holders and delivered to Wells Fargo Bank Minnesota, N.A. as administrative and pledge agent.

         Failure to comply with the terms of the Registration Rights Agreement or the Call Option Agreement would result in significant adverse impacts on the Company, including further impairing its limited available liquidity and the loss of its principal asset. These would be expected to adversely effect the ability of the Company to achieve any of the strategic options it intends to pursue, and could lead to a bankruptcy filing or the cessation of operations altogether. Such events would be expected to have a significant negative effect on the price of the common stock.

         On February 2, 2001, Sunshine received Notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept any deliveries. Management sought alternatives for the production from the Sunshine Mine but has not been successful in securing an economically viable alternate arrangement. As a result, Sunshine notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001, and the mine was placed on a care and maintenance status.

         As a result of the closure of the Sunshine Mine, the Company will have no revenues from operations for the foreseeable future. It is expected that the reopening of the mine would require a substantial improvement in silver prices. However, due to lack of available funds, the Company has significantly cut back exploration and development since the end of 1999, including stopping the so-called ConSil ramp project. Therefore, access to economically recoverable reserves will be limited upon any reopening of the mine, and, before commercial operations can be restarted, a substantial exploration and development effort will be required.

         The opinion of the Company's independent certified public accountants covering the 2000 year expressed substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         A further similar review during the fourth quarter of 2000, in light of the shutdown of the mine, determined that the fair value of the equipment and real property at the mine was approximately $1.4 million and an impairment charge of $7.2 million was taken.

         Discussion of potential future increases in the price of silver and the presence of additional mineralized material and resources are forward-looking statements regarding matters over which the Company has no control. Actual future silver prices and the results of current exploration may differ from anticipated values.

OPERATING, INVESTING AND FINANCING ACTIVITIES

         Cash used in operating activities for the year ended 2000 was $4.9 million compared to $5.8 million in 1999. The $900 thousand improvement was primarily due to changes in working capital items partially offset by a $2.6 million increase in cash operating loss. The cash operating loss increased primarily due to a $4.1 million decrease in cash operating income at the Sunshine Mine and $2.0 million in reorganization costs, partially offset by a $2.4 million decrease in cash interest expense and a $1.3 million decrease in general and administrative expense.

         Cash provided by investing activities during 2000 included proceeds of $3.9 million from the sale of investment silver bullion and $0.9 million from the sale of the La Joya Mine in Argentina. Cash used by investing activities was $1.6 million for additions to property, plant and equipment primarily consisting of $1.0 million for the development of

Pirquitas and $354 thousand in capital expenditures at the Sunshine Mine. Cash used by investing activities in 1999 was $0.8 million, including $4.2 million of additions to property, plant and equipment ($2.6 million for the development of Pirquitas, $1.4 million in capital expenditures at the Sunshine Mine and $200 thousand on other properties). These were offset by $1.9 million in proceeds from the sale of certain investments and $1.5 million from the sale of 300 thousand ounces of investment silver bullion. $5.8 million cash was used by investing activities during 1998, including $8.3 million for the development of the Pirquitas Mine in Argentina and $1.8 million at the Sunshine Mine, partially offset by $4.5 million of cash proceeds from the sale of certain investments, the sale of 300 thousand ounces of investment silver bullion, and proceeds from settlement of certain litigation.

         Cash provided by financing activities in 2000 consisted of $1.5 million of borrowings under the DIP Facility less a $150 thousand commitment fee. $5.8 million in cash was provided through the issuance of the 5% Notes in 1999. Cash provided by financing activities in 1998 includes $785 thousand from the exercise of stock options and warrants.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         Consolidated operating revenues decreased approximately $9.2 million (28.6%) for the year ended 2000 compared to the year ended 1999, while mark-to-market losses on investment bullion totaled $167 thousand in 2000 compared to a $359 thousand gain in 1999. The decrease in operating revenues primarily resulted from a decrease in the average price received per ounce of silver sold and a decrease in ounces sold (4.2 million ounces of silver at an average of $4.93 per ounce in the 2000 period compared to 5.5 million ounces at an average of $5.23 per ounce in the 1999 period), a $734 thousand decrease in by-product revenue and a $213 thousand decrease in recognized premium income on the sale of covered calls on silver bullion held as an investment. Silver production totaled 3,879,100 ounces produced from 169,036 tons at 23.81 ounces per ton in 2000 versus 5,210,843 ounces from 217,601 tons at 24.75 ounces per ton in 1999. The decrease in production was primarily due to fewer productive stopes being available as mining proceeds to the outskirts of the West Chance area. By-product revenue decreased primarily because of decreased production of lead and copper.

         Cost of revenues decreased $5.1 million (18.4%) from $27.7 million in 1999 to $22.6 million in 2000, primarily due to lower smelter, mining, and metallurgical costs as a result of the lower production and sales, and also, due to reduction in tons and ounces of silver produced during the 2000 period. Net operating cash production costs increased $0.39 to $4.75 per ounce of silver. This increase was primarily due to fixed costs being spread over fewer ounces of silver produced.

         The 2000 period includes a $7.2 million charge as an impairment writedown of the Sunshine Mine. See "Liquidity and Capital Resources - Evaluation of Recoverability of Investment in Sunshine Mine."

         Exploration expense increased $359 thousand in 2000 compared to 1999 primarily due to expenditures on certain Argentina properties and Juanicipio in Mexico.

          Interest income decreased $112 thousand due to lower average invested cash balances.

         Selling, general and administrative expense declined $1.3 million due to a variety of cost reductions.

         Interest and debt expense decreased $1.3 million primarily due to the amortization in 1999 of 100% of the discount feature associated with the 5% Convertible Notes issued in January 1999, the amortization of debt discount and issuance costs for the Eurobonds for the full year in 1999 as compared to one quarter in 2000, the cessation of interest accruals as discussed in Note 8 of the Consolidated Financial Statements and lower outstanding balances on the Company's debt. These were partially offset by $1.4 million of additional interest on the 10% Notes.

         Other, net of $193 thousand for the 2000 period includes the gain from the sale of the La Joya Mine in Argentina, partially offset by the write down of certain other investments. Other, net of $297 thousand in 1999 was primarily due to $1.5 million from gains on certain investments sold and recognition of actuarial gains on pension plans not previously recognized, partially offset by fees and expenses related to attempting certain debt offerings.

         Reorganization items - professional fees are primarily the costs of legal counsel and other professionals in the preparation and solicitation of approval of the Company's Chapter 11 Plan of Reorganization and the associated financing documents. These fees include pre-petition fees of counsel for the Cosponsoring Bondholders.

1999 COMPARED TO 1998

         The Company's net loss decreased $54.0 million in 1999 to $10.8 million compared to $64.8 million in 1998. The improvement is primarily due to the $50.4 million impairment writedown of the Sunshine Mine in 1998.

         Consolidated operating revenues decreased approximately $2.3 million (6.7%) for 1999 compared to 1998, while mark to market gains on investment bullion totaled $359 thousand in 1999 compared to a $2.6 million writedown in 1998. The decrease in operating revenues primarily resulted from a $0.24 decrease in the average price received per ounce of silver sold (5.5 million ounces of silver at an average of $5.23 per ounce in 1999 compared to 5.5 million ounces at an average of $5.47 per ounce in 1998), and a $742 thousand decrease in by-product revenue. By-product revenue decreased primarily because of a 4.5 million-pound reduction in lead sales, partially offset by a 125 thousand-pound increase in copper sold. The reduction in lead sales is due to the fact that mining began to move to areas of the Sunshine Mine that contain less lead.

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

7a.  QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES.

COMMODITY PRICE RISK

         Substantially all of the Company's revenues are from sales of silver. Volatility in the price of silver causes substantial fluctuations in the Company's revenues and financial condition. There are many factors which influence the volatility of silver prices. Changes in supply and demand, worldwide economic and political conditions, expectations as to inflation and speculative activity in the market all cause fluctuations in silver prices. As previously discussed, the price of silver in recent years has been depressed, averaging approximately $5.00 per ounce for the 13-year period ended in 2000. Over the prior ten year period the silver price averaged approximately $9.50 per ounce.

         During 1999 and 1998, the Company from time to time sold covered calls against its silver bullion inventory. Total premiums earned for the sale of covered calls aggregated $246,500 and $316,250 in 1999 and 1998, respectively. At December 31, 1999, the Company had covered call options outstanding for 300,000 ounces of silver with strike prices ranging from $5.25 to $5.35 and expiration dates of January 27, 2000 (100,000 ounces), February 25, 2000 (100,000 ounces) and March 28, 2000 (100,000 ounces). The fair value of the sold calls at December 31, 1999 approximates the premiums received when they were sold. No covered call options were sold during 2000. The Company's policy is not to sell any uncovered calls. (See Note 3 of Notes to Consolidated Financial Statements for information related to accounting policies for covered calls.)

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

         At December 31, 2000, no debt was denominated in a foreign currency nor are there any firm purchase commitments denominated in a foreign currency.

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements filed herewith begin on page F-1 hereof.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Ernst & Young, LLP (Sunshine's auditors for many years) abruptly resigned on May 27, 1999, immediately before the commencement of an offering to raise capital to refinance indebtedness and finance the equity requirement of the Pirquitas Mine. Representatives of Ernst & Young, LLP stated to representatives of Sunshine that their resignation was for internal business reasons of the auditing firm and was not due to concerns about the accuracy of Sunshine's financial statements or Management's integrity.

         The reports of Ernst & Young, LLP on Sunshine's financial statements for 1998 and 1997 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The reports of Ernst & Young LLP for 1998 and 1997 were not modified as to uncertainty regarding the ability of Sunshine to continue as a going concern. In connection with the audits of the financial statements of Sunshine for each of the two fiscal years ended December 31, 1998 and 1997, and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, LLP would have caused them to make reference to the matter in their report. On June 11, 1999, Grant Thornton, LLP was engaged by Sunshine's Board of Directors as the new independent accountant for Sunshine.

         On May 23, 2000, Sunshine filed its original petition against Ernst & Young, LLP in the case styled Sunshine Mining and Refining Company v. Ernst & Young, LLP, Cause No. CC-00-06081-A, in the County Court at Law No. 1 of Dallas County, Texas. Sunshine's complaint alleges that it has sustained substantial direct and consequential damages in addition to more than $1 million in out of pocket costs and expenses associated with the failed offering. These damages arose out of Ernst & Young, LLP's wrongful conduct connected to its cessation of the auditor-client relationship. Sunshine alleges that Ernst and Young's failure to earlier disclose its planned termination constituted fraud and/or negligent misrepresentation. In addition, it is alleged that the termination itself was an act of negligence, progessional misconduct and breach of contract. Ernst and Young's abrupt resignation at the commencement of Sunshine's offering had the foreseeable effect of alarming the investment community about the integrity of Sunshine's management and of Sunshine's financial information.

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         At Sunshine's 1999 Annual Meeting of Stockholders seven individuals were each elected as a member of the Board of Directors of Sunshine, each of which has been a member of the Board of Directors of Sunshine for more than five calendar years. The directors were G. Chris Andersen (May 1983), V. Dale Babbitt (December 1992), George M. Elvin (June 1994), Daniel D. Jackson (May 1983), Oren
G. Shaffer (June 1993), John S. Simko (December 1992) and Robert B. Smith (June
1993).

         On the Effective Date of the Plan, the operational management of Sunshine became the responsibility of "Reorganized Board of Directors" selected in accordance with the Plan. The directors listed above ceased to be Directors of Sunshine on the Effective Date of the Plan and were deemed removed (without cause) pursuant to the Confirmation Order. In accordance with the terms of the Plan, four "Creditor Directors" were selected and one "Management Director" was selected to comprise the Board of Directors of Sunshine from and after the Effective Date. John S. Simko continues as a Director as the Management Director, and George M. Elvin was selected as one of the Creditor Directors by Elliott International, L.P. The other three "Creditor Directors" selected are Arnold Kastenbaum (Designee of Stonehill Offshore Partners Limited), Keith McCandlish (Designee of Elliott International, L.P.), and Charles Reardon (Designee of Stonehill Institutional Partners, L.P.)

DIRECTOR NAME, AGE, PRINCIPAL OCCUPATIONS, BUSINESS EXPERIENCE AND DIRECTORSHIPS


                                                              POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
             NAME                     AGE                                 AND BUSINESS HISTORIES
             ----                     ---                     ----------------------------------------------
    John S. Simko                      62                     Director (since December 1992), Chief Executive
                                                              Officer (December 1996 to January 2001), Chairman of
                                                              the Board (since December 1996), President (December
                                                              1992 to January 2001); previously (since 1984) served
                                                              the Company as Senior Vice President and General
                                                              Counsel.

    George M. Elvin(1)                 56                     Director (since June 1994). Since 1998 he has been
                                                              president and owner of Barrington Associates, LLC., a
                                                              financial consulting business. From 1992 through 2000
                                                              he was the president and owner of Windsor IBC, Inc.,
                                                              a brokerage firm member of the NASD. Mr. Elvin is a
                                                              designee of Elliott International, LP.

    Charles C. Reardon                 44                     Director (since January 2001). Since 1998, he has
                                                              been Of Counsel to Westerman, Ball, Ederer & Miller
                                                              LLP, and the firm of Goldburg & Smith, each a Long
                                                              Island, New York law firm. During the five years
                                                              prior thereto, Mr. Reardon also served as a business
                                                              consultant and/or independent contractor for Karamar
                                                              Publications, a privately-held publication firm, The
                                                              Oxford Insurance Agency Group, a Long Island, New
                                                              York based casualty insurance agency, and Allen &
                                                              Company, a New York merchant banking firm. Since
                                                              1982, he has been a member of the New York State Bar
                                                              Association and is a practicing attorney. Mr. Reardon
                                                              is a Designee of Stonehill Institutional Partners,
                                                              LP.


                                                              POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
             NAME                     AGE                                 AND BUSINESS HISTORIES
             ----                     ---                     ----------------------------------------------
    Arnold Kastenbaum(1)               47                     Director (since January 2001). Since 1999, he has
                                                              been President of Chodan Advisors, Inc., a New York
                                                              firm specializing in financial restructuring
                                                              consulting. From 1997 through 1999, he was
                                                              Director/Distress Securities/Special Situations
                                                              (similar to a Vice President) of UBS Warburg; prior
                                                              thereto, from 1994 until 1997, he was Director of
                                                              Research/Senior Research Analyst of MJ Whitman, Inc.
                                                              Mr. Kastenbaum is a member of the Board of Directors
                                                              of Willcox & Gibbs, Inc., a publicly-held corporation
                                                              which distributed machinery parts to the garment
                                                              industry. Mr. Kastenbaum is a Designee of Stonehill
                                                              Offshore Partners Ltd.

    Keith McCandlish                   43                     Director (since January 2001). He is a Canadian
                                                              citizen and the Manager of Mineral Services at
                                                              Associated Mining Consultants, Ltd., and has been
                                                              employed by Associated Mining Consultants, Ltd. since
                                                              1988 in various capacities. Mr. McCandlish is a
                                                              Registered Professional Geologist with over twenty
                                                              years of consulting geological and engineering
                                                              experience in minerals, oil, sands/heavy oil,
                                                              precious stones, coal and industrial minerals. Mr.
                                                              McCandlish is a Designee of Elliott International,
                                                              LP.


         Directors are normally elected annually to serve until the next annual meeting of stockholders or until their respective successors are elected.

CERTAIN OTHER MATTERS

         No family relationships exist between any director or executive officer.

         Mr. Kastenbaum is a Director of Willcox & Gibbs, which has a class of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934.

         The following are the executive officers (the "Named Executive Officers") of the Company:


                                                              POSITION(S) WITH COMPANY, PRINCIPAL OCCUPATION
             NAME                     AGE                                 AND BUSINESS HISTORIES
             ----                     ---                     ----------------------------------------------

John S. Simko                          62                     Director (since December 1992), Chief Executive
                                                              Officer (December 1996 to January 2001), Chairman of
                                                              the Board (since December 1996), President (December
                                                              1992 to January 2001); previously (since 1984) served
                                                              the Company as Senior Vice President and General
                                                              Counsel.

William W. Davis                       47                     President and Chief Operating Officer (since February
                                                              2001) and Chief Financial Officer (since September
                                                              1992); Executive Vice President (December 1995 to
                                                              January 2001), and Senior Vice President and Chief
                                                              Financial Officer of the Company (September 1992 to
                                                              November 1995); previously (from 1983) served in
                                                              various capacities as an employee of the Company.

Harry F. Cougher                       58                     Senior Vice President and Chief Operating
                                                              Officer-Mining since January 1994. Previously, since
                                                              1984, served in various capacities as an employee of
                                                              the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes based on its review of Forms 3, 4 and 5, furnished to the Company for the fiscal year ended December 31, 2000 and written representations that no other reports were required for such fiscal year that all Section 16(a) filing requirements applicable to its officers and directors were complied with.

11.      EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation paid by the Company, or accrued for the account of each of the "Named Executive Officers" for calendar years 2000, 1999 and 1998. There were no other executive officers whose salary and bonus for the year ended December 31, 2000, exceeded $100,000.

SUMMARY COMPENSATION TABLE


                                                                                     LONG TERM COMPENSATION
              ANNUAL COMPENSATION                                          AWARDS            PAYOUTS
---------------------------------------------------------------------   -----------  ----------------------
     (A)                          (B)             (C)          (D)           (G)               (H)           (I)
                                                                         SECURITIES
                                                                         UNDERLYING           LTIP        ALL OTHER
                                                 SALARY       BONUS     OPTIONS/SARS        PAYOUTS     COMPENSATION
 NAME AND PRINCIPAL POSITION       YEAR           ($)          ($)           (#)               ($)          ($)(1)
 ---------------------------       ----          ------       -----     ------------        -------     ------------
John S. Simko,                      2000        361,844             0            0              0                 0
Chairman & Chief Executive          1999        361,843             0            0              0            11,439
Officer                             1998        360,031        55,000            0              0            10,798

William W. Davis,                   2000        242,548             0            0              0                 0
Exec. Vice Pres. & Chief            1999        242,548        50,000            0              0            11,439
Financial Officer                   1998        242,547        26,400            0              0            10,798

Harry F. Cougher                    2000        145,026             0            0              0                 0
Sr. Vice Pres. &                    1999        145,026             0            0              0            10,369
Chief Operating Officer-Mining      1998        145,025        10,200            0              0            10,476


----------

(1) Includes income received pursuant to the Company's Employees Savings and Security Plan (the "Savings Plan") in which all employees of the Company, other than those covered by collective bargaining agreement, may participate, and the Sunshine Defined Contribution Plan (the "DC Plan"). Payments to Mr. Simko under the Savings Plan were $4,800 and $4,800 in 1999 and 1998, respectively; and under the DC Plan were $6,639 and $5,998 in 1999, and 1998, respectively. Payments to Mr. Davis under the Savings Plan were $4,800 and $4,800 in 1999 and 1998, respectively; and under the DC Plan were $6,639 and $5,998 in 1999 and 1998, respectively. Payments to Mr. Cougher under the Savings Plan were $4,351 and $4,657 for 1999 and 1998, respectively; and under the DC Plan were $6,018 and $5,819 for 1999 and 1998, respectively. The Savings Plan is an individual account plan which provides for deferred compensation as described in Section 401(k) of the Internal Revenue Code and is subject to and complies with all of the principal protective provisions of Titles I and II of the Employee Retirement Income Security Act of 1974 ("ERISA"). The DC Plan replaced the Company's Defined Benefit Pension Plan as of January 1, 1994, and is subject to and complies with ERISA.

OPTIONS GRANTS IN LAST FISCAL YEAR

         No stock options were granted to the Named Executive Officers in the year ended December 31, 2000.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         As of February 5, 2001, the Effective Date for the Plan, all outstanding options were cancelled. The following table provides information on option exercises in fiscal 2000 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2000.


        (A)                     (B)           (C)                   (D)                            (E)
                                                             NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
                              SHARES         VALUE         OPTIONS/SARS AT FY-END(#)           AT FY-END($)
                            ACQUIRED ON     REALIZED   ------------------------------   --------------------------
       NAME                 EXERCISE(#)       ($)      EXERCISABLE      UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
       ----                 ------------    --------   -----------      -------------   -----------  -------------
  John S. Simko, CEO             0             0         108,125            0                0              0
  William W. Davis               0             0          75,000            0                0              0
  Harry F. Cougher               0             0          37,500            0                0              0



----------

PENSION PLANS

         On December 31, 1993, the Company froze its Defined Benefit Pension Plan (the "Pension Plan"), which was replaced as of January 1, 1994, by the Company's DC Plan. The Pension Plan was maintained for the benefit of employees, except those covered by a collective bargaining agreement. Benefits under the Pension Plan ceased to accrue after December 31, 1993.

         Annual benefits at age 65 for Messrs. Simko, Davis and Cougher under the Pension Plan are frozen at $36,186, $33,500 and $15,901, respectively. The years of credited service at December 31, 1993, for Mr. Simko, Mr. Davis and Mr. Cougher were ten, eleven and ten years, respectively. Employees who are age 55 and who have fifteen or more years of employment with the Company are eligible for early retirement, and will receive approximately 75% of the accrued benefits they would have received at age 65.

COMPENSATION OF DIRECTORS

         Directors who are not employees receive an annual retainer of $25,000 and $1,250 per day for each board and committee meeting attended. Directors who so elect are covered by the Sunshine Mining Health Insurance Plan. During 2000, directors received compensation as follows in cash and/or health benefits:
Messrs. Andersen $13,750, Babbitt $20,570, Elvin $20,570, Jackson $17,419, Shaffer $13,750 and Smith $20,570.

EMPLOYMENT CONTRACTS

         Effective January 1, 1994, each of Messrs. Simko, Davis and Cougher entered into written employment agreements (the "Old Employment Agreements") with the Company for a term of three years. In December 1995, the Employment Agreements for Messrs. Simko, Davis and Cougher were amended to extend the term to December 31, 1999, and again in September 1998 to extend the term to December 31, 2002. Pursuant to the Plan and the Confirmation Order, each of such agreements was rejected by Sunshine and deemed terminated.

         Pursuant to the Plan and the Confirmation Order, Sunshine, effective as of February 5, 2001, intends to enter into new written employment agreements with Messrs. Simko and Davis (the "New Employment Agreements") covering a term of three years.

         In the event of disability or death, the New Employment Agreements will provide for the continued payment of the base compensation for the remaining term, subject to reduction for disability payments separately provided by the Company. The employees will receive such annual incentive compensation based on the performance of the Company or other criteria as may be awarded in the discretion of the Board of Directors, and will participate in any employee benefit, welfare, deferred compensation, stock option plan, or any other plan or arrangement of the Company now or hereafter adopted for the benefit of officers or employees generally.

         If within three years of a "change of control" of the Company, employment of Messrs. Simko or Davis is voluntarily or involuntarily terminated, he will be entitled to receive in a single payment an amount from one-half to two times his base salary, dependent upon the total consideration involved in the change of control. All benefits under any employee benefit plan would immediately vest and continue for the balance of the term of his agreement.

         The maximum amount of compensation based on current base salaries which would be required to be paid to each individual if his employment was terminated upon a "change of control" of the Company would be $400,000 or $480,000 to Messrs. Simko, and/or Davis, respectively. Payments required upon a "change of control" of the Company may be considered to have certain anti-takeover effects in that they would make an acquisition of the Company more costly.

         Pursuant to the New Employment Agreements, the Company will indemnify each employee in the event that he is made, or threatened to be made, a party to any action or proceeding, including any action by or in the right of the Company by reason of the provision of services by him to the Company. Claims or controversies arising under the New Employment Agreements will be resolved through arbitration, and all resulting legal and accounting fees and other expenses will be paid by the Company.

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         To the knowledge of the Company, the following persons own five percent (5%) or more of the Company's Common Stock:


     (1)                                 (2)                                          (3)                      (4)
   TITLE OF                     NAME AND ADDRESS OF                             AMOUNT AND NATURE           PERCENT OF
    CLASS                        BENEFICIAL OWNER                              OF BENEFICIAL OWNER           CLASS(a)
   --------                     -------------------                           ---------------------         ----------
   Common Stock       The Liverpool Limited Partnership                  )
                      c/o  Liverpool Associates, Ltd., General Partner   )
                                                                         )         25,490,000                  50.98%
                      Elliott International, L.P.                        )
                      c/o Elliott International Capital Advisers,        )
                      Inc.,                                              )
                      712 Fifth Avenue, 36th Floor                       )
                      New York NY 10019                                  )

                      Stonehill Institutional Partners, L.P.
                      c/o John Motulsky, General Partner                            6,690,275                  13.38%
                      c/o Stonehill Capital Management
                      126 East 56th Street, 9th Floor
                      New York NY 10022

                      Stonehill Offshore Partners Limited
                      c/o Citco Fund Services (Cayman Islands)                     12,814,725                  25.63%
                      Limited, Corporate Center
                      West Bay Road, Box 31106SMB
                      Grand Cayman Islands, B.W.I.


              The following table presents certain information regarding the number of shares of Common Stock beneficially owned by each director, nominee, Named Executive Officer, and by all directors and officers as a group as of the Record Date. All individuals have sole voting and investment power with respect to the shares owned.


                                                                           AMOUNT AND NATURE OF        PERCENT
NAME OF INDIVIDUAL                            TITLE OF CLASS               BENEFICIAL OWNERSHIP       OF CLASS
------------------                            --------------               --------------------       --------
William W. Davis                                Common Stock                    750,000(b)                1.5%
George M. Elvin                                 Common Stock                         -0-                 -0-
Arnold Kastenbaum                               Common Stock                         -0-                 -0-
Keith McCandlish                                Common Stock                         -0-                 -0-
Charles C. Reardon                              Common Stock                         -0-                 -0-
John S. Simko                                   Common Stock                    500,000(b)                1%
All Directors and Executive Officers as
a Group
(seven individuals)                             Common Stock                  1,250,000(b)                2.5%

----------

(a) Percentages are based upon estimated 50,000,000 shares of Common Stock outstanding at March 15, 2001.

(b) Includes the following shares subject to purchase pursuant to stock options exercisable within 60 days - Messrs. Davis, 750,000 shares; Simko, 500,000 shares.


13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

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

         3.       Exhibits.


  EXHIBIT
DESIGNATION                               EXHIBIT DESCRIPTION


    2.1 Third Amended Joint Chapter 11 Plan of Reorganization dated as of December 4, 2000, bench-filed in the case styled In Re:
                Sunshine Mining and Refining Company, Chapter 11, Case No. 00-3409 (MWF), filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

    2.2 Order confirming the Third Amended Joint Chapter 11 Plan of Reorganization of Sunshine Mining and Refining Company and its Debtor Subsidiaries as entered December 5, 2000, filed as
                Exhibit 2.2 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

    EXHIBIT
  DESIGNATION                        EXHIBIT DESCRIPTION

      2.3 Partial Consent Decree with Sunshine Mining and Refining Company and Sunshine Precious Metals, Inc. in the case styled United States of America v. Asarco Incorporated, et al., a Consolidated Case Nos. 96-0122-N-EJL and 91-0342-N-EJL in the United States District Court for the District of Idaho, filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

      2.4 Notice of Effective Date of Third Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

      3.1 Amended and Restated Certificate of Incorporation filed with and approved by the Secretary of State of Delaware on February 23, 2001, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

      3.2 Amended and Restated Bylaws as adopted February 9, 2001, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

      10.1 Call Option Agreement dated February 5, 2001, among Sunshine International Mining, Inc., Sunshine Mining and Refining Company, Sunshine Argentina, Inc., Elliott International, L.P., The Liverpool Limited Partnership, Stonehill Institutional Partners, L.P. and Stonehill Offshore Partners Limited, filed as
                Exhibit 10.1 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

      10.2 Registration Rights Agreement dated February 5, 2001, among Sunshine Mining and Refining Company, Stonehill Partners, L.P., Stonehill Offshore Partners Limited, Elliott International, L.P. and The Liverpool Limited Partnership, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K for event report February 5, 2001.

     *21.0      Subsidiaries of Sunshine.

      24.1      Power of Attorney (set forth on signature page hereof).

         * Filed herewith.

         Schedules other than those included in the Consolidated Financial Statements, if any, are omitted for the reason that they are either not required, not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

         (a)      Reports on Form 8-K:

                  On February 20, 2001, the Company filed a report on Form 8-K reporting that February 5, 2001 was the effective date of its Chapter 11 Plan of Reorganization and that a change of ownership occurred on that date.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Sunshine Mining and Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 16th day of March, 2001.

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March, 2001.


NAME                                         CAPACITIES
----                                         ----------
/s/ JOHN S. SIMKO                            Director and Chairman of the Board
----------------------------------
 John S. Simko

/s/ GEORGE M. ELVIN                          Director
----------------------------------
George M. Elvin

/s/ ARNOLD KASTENBAUM                        Director
----------------------------------
 Arnold Kastenbaum

/s/ KEITH McCANDLISH                         Director
----------------------------------
 Keith McCandlish

/s/ CHARLES C. REARDON                       Director
----------------------------------
 Charles C. Reardon

/s/ WILLIAM W. DAVIS                         President, Chief Operating Officer
----------------------------------           and Chief Financial Officer
 William W. Davis

                        Consolidated Financial Statements

                      Sunshine Mining and Refining Company

                  Years ended December 31, 2000, 1999 and 1998
            with Report of Independent Certified Public Accountants

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Sunshine Mining and Refining Company

We have audited the accompanying consolidated balance sheets of Sunshine Mining and Refining Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Mining and Refining Company and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $20,890,000 and used $4,932,000 of cash in operating activities in the year ended December 31, 2000. As discussed in Note 4 to the consolidated financial statements, the Company closed the Sunshine Mine in February 2001 and will have no revenues from operations for the forseeable future. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company and three of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court of the District of Delaware on August 23, 2000. The Company emerged from bankruptcy on February 5, 2001.



GRANT THORNTON LLP

Dallas, Texas
February 22, 2001

                      Sunshine Mining and Refining Company

                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                                        DECEMBER 31
                                                                   2000              1999
                                                               ------------      ------------
ASSETS
Current assets:
   Cash and cash investments                                   $        291      $        628
   Silver bullion                                                        10             4,117
   Accounts receivable                                                1,626             2,677
   Inventories                                                        1,500             2,826
   Equipment held for sale                                            1,006                --
   Other current assets                                                 731               787
                                                               ------------      ------------
Total current assets                                                  5,164            11,035

Property, plant, and equipment, at cost                              40,933            60,720
Less accumulated depreciation, depletion, and amortization          (26,262)          (37,623)
                                                               ------------      ------------
                                                                     14,671            23,097
Investments and other assets                                          2,757             2,888
                                                               ------------      ------------
Total assets                                                   $     22,592      $     37,020
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                            $        697      $      1,634
   Accrued expenses                                                   1,643             3,562
   Current portion, long term debt                                       --             5,000
                                                               ------------      ------------
Total current liabilities                                             2,340            10,196

Long term debt                                                        1,530            38,238
Accrued pension and other postretirement benefits                     5,230             4,445
Other long-term liabilities and deferred credits                        779             2,861
Liabilities subject to compromise                                    48,991                --

Stockholders' equity (deficit):
   Common stock, $0.01 par value:
     Authorized shares - 75,000
     Issued shares - 49,264 in 2000; 39,252 in 1999                     493               393
   Paid-in capital                                                  729,956           725,840
   Accumulated other comprehensive loss                                (884)               --
   Accumulated deficit                                             (764,733)         (743,843)
                                                               ------------      ------------
                                                                    (35,168)          (17,610)
Less treasury stock: 579 shares in 2000 and 1999, at cost            (1,110)           (1,110)
                                                               ------------      ------------
                                                                    (36,278)          (18,720)
                                                               ------------      ------------
Total liabilities and stockholders' deficit                    $     22,592      $     37,020
                                                               ============      ============


See accompanying notes.

                      Sunshine Mining and Refining Company

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                            YEAR ENDED DECEMBER 31
                                                     2000             1999               1998
                                                 ------------      ------------      ------------

Operating revenues                               $     23,094      $     32,332      $     34,668
Mark to market gain (loss)                               (167)              359            (2,588)
                                                 ------------      ------------      ------------
                                                       22,927            32,691            32,080
Costs and expenses:
   Cost of revenues                                   (22,570)          (27,673)          (28,365)
   Depreciation, depletion, and amortization           (1,198)           (1,328)           (4,944)
   Impairment of mining properties                     (7,245)               --           (50,425)
   Exploration                                         (2,373)           (2,015)           (4,512)
   Selling, general, and administrative
     expense                                           (3,450)           (4,800)           (5,016)
                                                 ------------      ------------      ------------
                                                      (36,836)          (35,816)          (93,262)
Other income (expense):
   Interest income                                         85               198               567
   Interest and debt expense                           (5,294)           (8,213)           (6,979)
   Other, net                                             193               297             2,749
                                                 ------------      ------------      ------------
                                                       (5,016)           (7,718)           (3,663)
                                                 ------------      ------------      ------------

Loss before reorganization items                      (18,925)          (10,843)          (64,845)

Reorganization items - professional fees               (1,965)               --                --
                                                 ------------      ------------      ------------

Net loss                                         $    (20,890)     $    (10,843)     $    (64,845)
                                                 ============      ============      ============


Basic and diluted loss per
 common share                                    $      (0.48)     $      (0.31)     $      (2.02)
                                                 ============      ============      ============



See accompanying notes.

                      Sunshine Mining and Refining Company

            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                COMMON STOCK                         ACCUMULATED
                                                        -------------------------      PAID-IN       OTHER COMPRE-   ACCUMULATED
                                                          SHARES         AMOUNT        CAPITAL       HENSIVE LOSS      DEFICIT
                                                        ----------     ----------     ----------     --------------   ----------
                                                                                    (In Thousands)
Balance at December 31, 1997                                32,477     $      325     $  713,465      $       --      $ (668,155)
Net loss                                                        --             --             --              --         (64,845)
Issuance of common stock upon conversion of
    Eurobonds                                                  191              2          1,317              --              --
Issuance of common stock for interest on 10% Notes             134              1            749              --              --
Issuance of common stock upon exercise of stock
 options and warrants                                          194              2            783              --              --
   Other, net                                                   --             --             --              --              --
                                                        ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1998                                32,996     $      330     $  716,314      $       --      $ (733,000)
Net loss                                                        --             --             --              --         (10,843)
Issuance of common stock upon conversion of:
    Eurobonds                                                  337              3          1,178              --              --
    5% Notes                                                 3,451             35          5,632              --              --
    10% Notes                                                   37             --            129              --              --
Beneficial conversion feature on 5% Notes                       --             --            962              --              --
Issuance of common stock for interest on: Eurobonds          1,587             16            (16)             --              --
    5% Notes                                                   112              1            150              --              --
    10% Notes                                                  730              8          1,486              --              --
Other, net                                                       2             --              5              --              --
                                                        ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1999                                39,252     $      393     $  725,840      $       --      $ (743,843)
Comprehensive loss:
    Net loss                                                    --             --             --              --         (20,890)
    Minimum pension liability adjustment                        --             --             --            (884)             --
                                                        ----------     ----------     ----------      ----------      ----------
Total comprehensive loss                                        --             --             --            (884)        (20,890)
Issuance of common stock upon exercise of warrants           5,611             56            (52)             --              --
Issuance of common stock:
    Conversion of Eurobonds                                    756              8          1,023              --              --
    Conversion of 10% Notes                                  1,937             19          1,288              --              --
    Interest payment on 10% Notes                              698              7            617              --              --
    Mandatory prepayment on 10%  Notes                       1,010             10          1,240              --              --
                                                        ----------     ----------     ----------      ----------      ----------
Balance at December 31, 2000                                49,264     $      493     $  729,956      $     (884)     $ (764,733)
                                                        ==========     ==========     ==========      ==========      ==========



                                                                        TREASURY STOCK
                                                           ------------------------------------------
                                                            SHARES           AMOUNT           TOTAL
                                                           ----------      ----------      ----------
                                                                         (In Thousands)

Balance at December 31, 1997                                      573      $   (1,139)     $   44,496
Net loss                                                           --              --         (64,845)
Issuance of common stock upon conversion of
    Eurobonds                                                      --              --           1,319
Issuance of common stock for interest on 10% Notes                 --              --             750
Issuance of common stock upon exercise of stock
 options and warrants                                              --              --             785
   Other, net                                                      (3)             29              29
                                                           ----------      ----------      ----------
Balance at December 31, 1998                                      570      $   (1,110)     $  (17,466)
Net loss                                                           --              --         (10,843)
Issuance of common stock upon conversion of:
    Eurobonds                                                      --              --           1,181
    5% Notes                                                       --              --           5,667
    10% Notes                                                      --              --             129
Beneficial conversion feature on 5% Notes                          --              --             962
Issuance of common stock for interest on: Eurobonds                --              --              --
    5% Notes                                                       --              --             151
    10% Notes                                                      --              --           1,494
Other, net                                                          9               0               5
                                                           ----------      ----------      ----------
Balance at December 31, 1999                                      579      $   (1,110)     $  (18,720)
Comprehensive loss:
    Net loss                                                       --              --         (20,890)
    Minimum pension liability adjustment                           --              --            (884)
                                                           ----------      ----------      ----------
Total comprehensive loss                                           --              --          21,774
Issuance of common stock upon exercise of warrants                 --              --               4
Issuance of common stock:
    Conversion of Eurobonds                                        --              --           1,031
    Conversion of 10% Notes                                        --              --           1,307
    Interest payment on 10% Notes                                  --              --             624
    Mandatory prepayment on 10% Notes                              --              --           1,250
                                                           ----------      ----------      ----------
Balance at December 31, 2000                                      579      $   (1,110)     $  (36,278)
                                                           ==========      ==========      ==========



See accompanying notes.

                      Sunshine Mining and Refining Company

                      Consolidated Statements of Cash Flows


                                                                                 YEAR ENDED DECEMBER 31
                                                                       2000              1999             1998
                                                                   ------------      ------------      ------------
                                                                                    (In Thousands)
OPERATING ACTIVITIES
Net loss                                                           $    (20,890)     $    (10,843)     $    (64,845)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation, depletion, and amortization                            1,198             1,328             4,944
     Impairment of mining properties                                      7,245                --            50,425
     Amortization of debt issuance costs and accretion of debt
       discount                                                             730             3,806             2,480
     Gains on sales of investments and other                               (345)           (1,138)           (2,795)
     Interest on Eurobonds and 10% Notes paid or payable in
       common stock                                                       2,881             1,645               750
     Net (increase) decrease in:
       Silver bullion                                                       171              (430)            1,097
       Accounts receivable                                                1,051               124                --
       Inventories                                                        1,326             1,410              (609)
       Other assets                                                         421               547              (947)
     Net increase (decrease) in:
       Accounts payable and accrued expenses                              3,795              (585)              855
       Accrued pension and other
         postretirement benefits                                           (433)           (1,053)             (174)
       Other liabilities and deferred credits                            (2,082)             (623)             (720)
                                                                   ------------      ------------      ------------
Net cash used in operating activities                                    (4,932)           (5,812)           (9,539)
                                                                   ------------      ------------      ------------

INVESTING ACTIVITIES
Additions to property, plant, and equipment                              (1,646)           (4,183)          (10,318)
Other, principally sale of silver bullion                                 4,861             3,411             4,506
                                                                   ------------      ------------      ------------
Net cash provided by (used in) investing activities                       3,215              (772)           (5,812)
                                                                   ------------      ------------      ------------

FINANCING ACTIVITIES
Proceeds from issuance of long term debt,
   net of issuance costs                                                  1,380             5,827                (7)
Proceeds from issuance of common stock upon exercise of
   warrants and other transactions                                           --               (27)              785
                                                                   ------------      ------------      ------------
Net cash provided by financing activities                                 1,380             5,800               778
                                                                   ------------      ------------      ------------

Decrease in cash and cash investments                                      (337)             (784)          (14,573)
Cash and cash investments at beginning of year                              628             1,412            15,985
                                                                   ------------      ------------      ------------

Cash and cash investments at end of year                           $        291      $        628      $      1,412
                                                                   ============      ============      ============


Supplemental cash flow information:
Interest paid in cash                                              $        265      $      2,526      $      3,367
                                                                   ============      ============      ============

See accompanying notes.

                      Sunshine Mining and Refining Company

                   Notes to Consolidated Financial Statements





1.  VOLUNTARY FILING UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE

Sunshine's business and profitability have been negatively affected by an extremely lengthy period of low silver prices. Since 1988, the price of silver has averaged less than $5.00 per ounce compared to an average price of approximately $9.50 per ounce over the prior 10 years. Given the depressed price of silver compared to the Company's cash production costs, the Company's operations have generated a negative cash flow for several years.

On August 23, 2000 (the "Petition Date") Sunshine Mining and Refining Company ("Sunshine" or the "Company") and three of its subsidiaries (the "Debtor Subsidiaries" and together with the Company, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (Case No. 00-3409
(MFW)). Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtors-in-possession. These claims are reflected in the December 31, 2000 balance sheet as "liabilities subject to compromise." Claims secured by the Debtors' assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and retirement benefits and certain prepetition claims of certain critical suppliers of goods and services.

The Third Amended and Restated Joint Chapter 11 Plan of Reorganization as modified December 5, 2000 (the "Plan") was confirmed on December 5, 2000 (the "Confirmation Order"). Under the terms of the Confirmation Order, certain conditions precedent existed to the effectiveness of the Plan set forth in the Plan and the Confirmation Order. The effective date of the Plan was February 5, 2001 (the "Effective Date"). (See Note 2 for discussion of the Plan.)

To fund continuing operations, the Company procured a $5 million
Debtor-in-possession credit facility (the "DIP Facility"). (See Note 9.)

2. PLAN OF REORGANIZATION

The Plan, cosponsored by four of the Company's major bondholders holding more than 70% of the Company's outstanding indebtedness (the "Cosponsoring Bondholders"), became effective on February 5, 2001 and provided that:

o The "old common stock" of Sunshine was canceled (as were all existing issues of warrants and options). Common stockholders with 100 or more shares of common stock as of the Effective Date received a pro rata distribution of approximately 3.4% of the "new common stock." Of the total new shares of stock outstanding (50 million shares) existing common stock holders received approximately 1.7 million shares.

o All of the Company's pre-bankruptcy funded debt and certain other liabilities (totaling approximately $49 million) was canceled and converted to equity.

o Approximately 90% of the new common stock is held by affiliates of Elliott Associates, L.P. and Stonehill Capital Management LLC (the "Principal Shareholders"). They have appointed four members to the Company's five-member Board of Directors. In addition, the Principal Shareholders have a Call Option which allows them, upon the occurrence of certain adverse events, to acquire Sunshine Argentina, the owner of the Pirquitas Mine in Argentina, the Company's principal asset.

o The Confirmation Order required that, prior to the Effective Date, the Company obtain approval of a new consent decree from the Idaho District Court releasing the Company from a 1994 Consent Decree which obligated it to remediate certain property in the Bunker Hill Superfund Site. The new Consent Decree was entered on January 22, 2001. The Confirmation Order also required the incorporation of the agreement reached with certain agencies of the United States and the Coeur d'Alene Indian Tribe regarding certain covenants not to sue the Company for potentially significant environmental claims. In consideration for the releases and agreement not to sue, the Company agreed to issue the plaintiffs ten-year warrants to acquire up to
     4.975 million shares of the Company's New Common stock at an exercise price of $.66 per share; to deed to the plaintiffs certain timberland it owns in North Idaho; to pay a sliding scale royalty commencing at silver prices in excess of $6.00 per ounce on production from the Sunshine Mine; and to perform certain test work and remediation at the Con Sil mine site. (See
     Note 14.)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND STATEMENT PRESENTATION

Sunshine Mining and Refining Company (Sunshine or the Company) is a holding company whose principal subsidiaries are Sunshine Precious Metals, Inc. (SPMI) and Sunshine Argentina, Inc. and Sunshine Exploration, Inc. (SEI). SPMI mines, refines and markets concentrates containing silver and certain by-product metals to commercial customers. SPMI's principal operating property is the Sunshine Mine, located near Kellogg, Idaho. The Sunshine Mine accounted for all of the Company's operating revenues during 2000, 1999 and 1998. As a result, the Company has only one operating segment. SEI and SPMI are also engaged in exploration in other parts of the United States. Sunshine Argentina, Inc. owns the Pirquitas Mine, which is currently in the development stage. (See Note 15.) The consolidated financial statements include the accounts of Sunshine and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The financial statements for the year ended December 31, 2000 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance of SOP 90-7, the Company will adopt "fresh start" reporting as of February 5, 2001. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the Company's financial statements will not be comparable with those prepared before the Plan was effective, including the historical financial statements included in this annual report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assessments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

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

EQUIPMENT HELD FOR SALE

Management reviewed all the equipment and property located at the Sunshine Mine in Kellogg, Idaho and determined what equipment could be sold after the mine was placed on care and maintenance in February 2001. After an evaluation of the equipment that would be held for sale, the Company determined that the fair value of the equipment held for sale was approximately $1 million. (See Note 6.)

CONCENTRATION OF CREDIT RISK

During 2000, the Company marketed its concentrates to a commercial smelter in the United States. Ninety percent of the estimated sales proceeds are due by the 15th of the month following shipment of the concentrates. Final payments are received by the 10th business day of the fourth month following shipment. The Company did not require collateral. Management periodically performs reviews as to the creditworthiness of its customer(s). The Company has not sustained any significant credit losses on sales of its products. In February 2001, the Company was notified by the smelter that they were temporarily closing their operations and would no longer accept deliveries.

SILVER FINANCIAL INSTRUMENTS

The Company sold covered call options on silver bullion held for investment during 1999 and 1998. The strike price of these agreements exceeded current market prices at the time they were entered into. Option premiums received were deferred. If the applicable market price exceeded the strike price and option premium, the differential was accrued and recognized as a reduction of revenues. Any remaining deferred option premiums were recognized as a component of revenues at the end of the option period. No covered call options were sold during 2000 and $34 thousand of option premiums were recognized as income during 2000.

The fair values of the sold call options are not included in the financial statements.

REVENUE RECOGNITION

Sales of refined metals and concentrates are recognized as revenue at the time of shipment to the customer.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are recorded at cost. Depreciation on buildings, leasehold improvements, and equipment is provided by straight-line or declining-balance methods at rates based on the estimated lives of the respective assets. The principal lives range from 12 to 30 years for buildings and from 3 to 10 years for equipment (See Note 6).

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

4.  LIQUIDITY MATTERS AND REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years. In addition, the Company has used, rather than provided, cash in its operations. These financial results are primarily attributable to depressed silver prices and lower by-product prices, resulting in margins insufficient to cover the Company's fixed expenses.

In February 2001, the Company placed the Sunshine Mine on care and maintenance status after being notified that the smelter to which the Sunshine Mine shipped its concentrates was temporarily closing their operations and would no longer accept any deliveries. As a result of the closure of the Sunshine Mine, the Company will have no revenues from operations for the foreseeable future.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes will enhance the Company's ability to continue in existence:

o On February 5, 2001, the Company emerged from Chapter 11 Bankruptcy. Pursuant to the terms of the Plan, all of the claims of the Eurobonds, the 10% Notes, the 9% Notes and certain other unsecured creditors was eliminated in exchange for approximately 96.6% of the 50 million shares of new Common Stock.

o During the bankruptcy reorganization, the Company was released as a defendant in certain environmental litigation and settled certain environmental liabilities associated with a 1994 Consent Decree at the Bunker Hill Superfund Site. (See Note 14.)

o The Company is currently reviewing its strategic options, which may include a sale of some or all of its assets, a merger or a joint venture for the development of Pirquitas.

5. INVENTORIES, SILVER BULLION, AND SILVER CALL OPTIONS

Inventories consist of the following at December 31:


                                         2000         1999
                                       --------     --------
                                           (In Thousands)
Precious metals inventories:
   Work in process                     $    187     $  1,376
   Finished goods                            28          107
Materials and supplies inventories        1,285        1,343
                                       --------     --------
                                       $  1,500     $  2,826
                                       ========     ========

The Company held as an investment, $4.1 million of silver bullion, in excess of normal operating requirements at December 31, 1999, which was sold during 2000.

The Company sold covered call options on silver bullion held for investment. Total premiums earned from the sale of covered calls aggregated $34,000, $246,500 and $316,250 in 2000, 1999 and 1998, respectively. At December 31,
2000, no sold covered call options were outstanding. At December 31, 1999, the Company had covered call options outstanding for 300,000 ounces of silver with strike prices ranging from $5.25 to $5.35 and expiration dates of January 27, 2000 (100,000 ounces), February 25, 2000 (100,000 ounces) and March 28, 2000
(100,000 ounces). The fair value of the sold calls at December 31, 1999 approximates the $34,000 of premiums received when they were sold. At December 31, 1998, no sold covered call options were outstanding.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following at December 31:


                                                                                        2000           1999
                                                                                     ----------     ----------
                                                                                            (In Thousands)

        Precious metals mineral interests                                            $    2,207     $    8,151
        Mine improvements                                                                13,398         12,495
        Buildings, leasehold improvements, and equipment                                 24,948         39,295
        Land                                                                                380            779
                                                                                     ----------     ----------
                                                                                         40,933         60,720
        Less accumulated depreciation, depletion, and
          amortization                                                                   26,262         37,623
                                                                                     ----------     ----------
                                                                                     $   14,671     $   23,097
                                                                                     ==========     ==========

As a result of the Sunshine Mine being placed on care and maintenance status, an extensive review of all the equipment and property at the Sunshine Mine was made by mine management to determine their respective fair values. This review resulted in an impairment charge of $7.2 million in the fourth quarter of 2000. The Company intends to sell certain of the assets at the Sunshine Mine and has classified them as "Assets held for sale" at their estimated selling price of $1 million.

7. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:


                                            2000         1999
                                          --------     --------
                                             (In Thousands)

Compensation, vacation, and severance     $    772     $  1,119
Interest                                        28        1,027
Taxes, other than income taxes                  --          298
Reorganization fees and expenses               500           --
Environmental remediation                       --          700
Insurance premiums                              42          270
Other                                          301          148
                                          --------     --------
                                          $  1,643     $  3,562
                                          ========     ========

8. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise on the accompanying December 31, 2000 balance sheet consist of the following (in thousands):


         Principal balance of 8% Senior Exchangeable Notes (the "Eurobonds")                        $25,975
         Interest due on Eurobonds                                                                    1,951
         Principal balance of 10% Senior Convertible Notes (the 10% Notes)                           12,313
         Interest due on 10% Notes                                                                    2,583
         Principal balance of 9% Convertible Subordinated Debentures
          (the "Debentures")                                                                          1,515
         Interest due on Debentures                                                                      82
         Principal and interest due on 5% Convertible Notes (the "5% Notes")                            345
         Deferred financing costs of 10% Notes                                                          (92)
         Liabilities for unsecured nonpriority claims and provisions for
          environmental liability                                                                     4,319
                                                                                                    -------
         Liabilities subject to compromise                                                          $48,991
                                                                                                    =======

As discussed in Note 2, these liabilities were canceled and converted to equity pursuant to the Plan as of the Effective Date.

The amounts above may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential contingent and/or disputed claims or other events.

As a result of the Chapter 11 filing, the Debtors discontinued accruing interest as of the Petition Date on the liabilities subject to compromise. Contractual interest on these liabilities totaled approximately $5.8 million for 2000, which is approximately $1.6 million in excess of amounts expensed in the accompanying financial statements. The contractual interest on the 10% Notes includes approximately $1.4 million of additional interest that became due on March 21, 2000 and an 18% default interest rate from that date.

9. LONG-TERM DEBT

Long-term debt consists of the following at December 31:


                                                    2000             1999
                                                ------------     ------------
                                                       (In Thousands)

Debtor in Possession Financing                  $      1,530     $         --
Eurobonds                                             25,975           26,518
10% Notes                                             12,313           14,871
Debentures                                             1,515            1,515
Other                                                    345              334
                                                ------------     ------------
                                                      41,678           43,238
Less:  Current portion                                    --            5,000
       Liabilities subject to compromise              40,148               --
                                                ------------     ------------
                                                $      1,530     $     38,238
                                                ============     ============

Defaults Upon Senior Securities

The Chapter 11 filing constituted a default under the terms of the Eurobonds, the 10% Notes and the Debentures. Pursuant to the terms of the Plan all of the claims of the Eurobonds, the 10% Notes, the Debentures, and certain other unsecured creditors were eliminated in exchange for approximately 96.6% of the Company's new Common Stock as of the Effective Date.

For a discussion of the Company's financial reorganization plans, see Notes 1, 2 and 4 to the Financial Statements.

Debtor in Possession Financing/Exit Financing Facility

The Company obtained a $5 million post-petition debtor-in-possession financing facility (the "DIP Facility") with affiliates of the Cosponsoring Bondholders. Sunshine Argentina, Inc., a wholly-owned subsidiary, is the borrower under the DIP Facility. The base rate of interest under the DIP Facility is 15% per annum with a $150 thousand commitment fee which was expensed in the accompanying financials. Borrowings under the DIP Facility are secured by substantially all of the Company's assets. After the Plan became effective on February 5, 2001, the outstanding balance under the DIP facility of approximately $2.7 million was rolled into an Exit Financing Facility with the same lenders with repayment due within eighteen months. The Exit Financing Facility has a maximum commitment of $5 million, an interest rate of 15% and a commitment fee of $150 thousand.

Eurobonds

In March 1996, SPMI issued $30 million aggregate principal amount of the Eurobonds. The Eurobonds bore interest at 8% per annum and were initially scheduled to mature March 21, 2000. In 2000, 1999 and 1998, a total of $4.0 million of the Eurobonds were exchanged and canceled for approximately 1.3 million shares of common stock.

In March 1999, the Company issued 1.6 million shares to holders of the Eurobonds. Such shares were issuable in settlement of the additional amount to be paid if the Company's stock did not trade at a price 33% above the conversion price of the Eurobonds for a period of 45 consecutive trading days. Debt issuance costs were amortized over the life of the Eurobonds. Unamortized debt issuance costs of $92 thousand is included in "Investments and other assets" at December 31, 1999.

10% Notes

In November 1997, the Company completed a private placement of the 10% Notes totaling $15 million aggregate principal amount due November 24, 2002. Beginning in February 2000 and quarterly thereafter, $1.25 million principal amount was required to be redeemed by the Company. Principal and interest were payable either in cash or common stock of Sunshine at the Company's option. In February 2000, $1.25 million of the 10% Notes were prepaid and retired by the issuance of approximately 1 million shares of common stock.

During 1999 and 2000, approximately $1.4 million of the 10% Notes were converted and canceled for approximately 2.0 million shares of common stock.

In March 2000, the Company issued approximately 700 thousand shares of Common Stock to the holder of the 10% Notes as partial payment of the quarterly interest due. Pursuant to the terms of the Notes, a $1.4 million additional interest payment was due because the Eurobonds were not converted into Common Stock nor refinanced with junior debt prior to March 21, 2000. This was not paid. Approximately 134 thousand and 730 thousand shares of common stock were issued for interest payments in 1998 and 1999, respectively.

In connection with the issuance of the 10% notes, the purchaser was issued 188 thousand warrants to purchase common stock of Sunshine at 110% of the conversion price of the 10% Notes. The exercise price of these warrants was reduced to $3.92 in December 1998, at which time all 188 thousand warrants were exercised.

Debentures

The Debentures were due July 15, 2008 and were convertible at any time prior to maturity or redemption into shares of Common Stock of the Company at a conversion price of $13.28 per share, subject to adjustment. The Debentures were unsecured and subordinated in right of payment to senior indebtedness (as defined).

5% Notes

In January 1999, the Company completed a private placement of 5% Notes due January 28, 2001 totaling $6 million. The beneficial conversion feature resulted in a debt discount of $962 thousand, which was amortized over the five months ended June 1999. During 1999, the notes were converted into 3.6 million shares of common stock, the maximum number of shares that could be issued under the terms of the 5% Notes.

10. INCOME TAXES

The Company has incurred losses during each of the three years in the period ended December 31, 2000, and no tax benefit was recorded because of the uncertainty of realization of the net deferred tax asset.

The computation of the net deferred tax asset at December 31 is as follows:


                                                            2000             1999
                                                        ------------     ------------
                                                                (In Thousands)
Deferred tax assets:
  Property, plant, and equipment                        $     11,041     $      9,031
  Accrued pension and other postretirement benefits
                                                               1,482            1,556
  Net operating loss carryforward                             87,500           99,750
                                                        ------------     ------------
                                                             100,023          110,377
Less valuation allowance                                     100,023         (110,377)
                                                        ------------     ------------
                                                        $         --     $         --
                                                        ============     ============

At December 31, 2000, the Company had net operating loss carryforwards ("NOL's) for federal income tax purposes of approximately $250 million. The loss carryforwards expire principally in the years 2001 through 2020. As a result of the bankruptcy, the Company's
NOL's will be reduced by any cancellation of indebtedness income and all interest paid or accrued in the last three years on debt that was cancelled pursuant to the Plan. This will still leave the Company with more than $200 million of NOL's.

The Company has two options regarding its NOL's after the effective date of the Plan. The first option is to take the bankruptcy exception so that there would be no limitations on future utilization of NOL's as a result of the ownership change pursuant to the Plan. However, if there is a 50% change in ownership within the next 2 years, the NOL's will be extinguished. Alternatively, the Company may elect to recognize the ownership change pursuant to the Plan which would limit the future utilization of the NOL's to an annual amount equal to approximately 5.5% of the Company's market capitalization on February 5, 2001. The Company is reviewing these alternatives and has not determined which option will be chosen.

11. STOCKHOLDER'S EQUITY (DEFICIT)

Pursuant to the terms of the Plan, effective as of February 5, 2001, all outstanding shares of stock, warrants and options were canceled and 50 million shares of new Common Stock were issued.

In August 2000, the Company issued 8.3 million warrants to purchase common stock of the Company to the holders of its 8% Senior Exchangeable Notes and its 10% Senior Convertible Notes for extensions of maturity and for agreements to exchange debt for equity in the reorganization. The warrants represented the right to acquire one new share of the Company's common stock at its par value, and had a cashless exercise feature. Prior to their cancellation, 6.1 million warrants were exercised primarily pursuant to the cashless exercise feature.

Effective August 6, 1999, the Company effected a one-for-eight reverse stock split of its Common Stock. All historical share and per share amounts reported in this filing have been adjusted to reflect the reverse stock split.

The Company had authorized 20.0 million shares of preferred stock, of which no shares were issued and outstanding at December 31, 2000 or 1999.

The Company had two stock option plans under which options had been granted to members of management. The stock option plans covered a total of 1.6 million shares with 907 thousand options available for grant at December 31, 2000. The option price could not be less than the market price of the common stock on the date granted. Payment of the exercise price may be made in cash or by delivery of shares of common stock, having a market value equal to the exercise price. No stock options were granted in 2000. Pursuant to the Plan, as of February 5, 2001, all outstanding stock options and the two stock option plans were canceled.

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

Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rates of 6.42% and 4.47%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .617 and .572; and a weighted-average expected life of the option of three years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information) for the year ended December 31:



                                                                  2000         1999           1998
                                                                --------     --------       ---------
        Pro forma net loss applicable to common shares          $(20,890)    $(10,854)      $ (64,929)
        Pro forma basic and diluted loss per share              $  (0.48)    $  (0.31)      $   (2.02)

A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                      2000                               1999                           1998
                                -------------------------      --------------------------     --------------------------
                                                WEIGHTED-                      WEIGHTED-                      WEIGHTED-
                                                 AVERAGE                        AVERAGE                        AVERAGE
                                 OPTIONS         EXERCISE       OPTIONS         EXERCISE        OPTIONS        EXERCISE
                                  (000)           PRICE          (000)           PRICE           (000)          PRICE
                                ----------      ----------     ----------      ----------     ----------      ----------
Outstanding,
  beginning of year                    621      $    11.40            605      $    11.68            607      $    11.92
Granted                                 --              --             18            1.50             19            5.04
Exercised                               --              --             --              --             (6)           7.28
Forfeited                              (38)          11.92             (2)          12.00            (15)          12.08
                                ----------      ----------     ----------      ----------     ----------      ----------
Outstanding,
  end of year                          583      $    11.00            621      $    11.40            605      $    11.68
                                ==========      ==========     ==========      ==========     ==========      ==========

Exercisable at end of year             583      $    11.00            621      $    11.40            605      $    11.68
Weighted-average fair value
  of options granted during
  the year                                              --                     $     0.65                     $     2.08

Exercise prices for options outstanding as of December 31, 2000, ranged from $1.50 to $23.00.

12. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:


                                                                   2000            1999           1998
                                                                 ---------       --------       ---------
                                                                          (In thousands, except
                                                                            per share amounts)
Numerator:
   Numerator for basic loss per share -loss available to
     common shareholders                                         $ (20,890)      $(10,843)      $ (64,845)

Denominator:
   Denominator for basic and diluted loss per share -
     weighted-average shares                                        43,898         34,682          32,109

Basic and diluted loss per share                                 $   (0.48)      $  (0.31)      $   (2.02)

All stock options and warrants were excluded from the calculation of diluted loss per share because including them would have been antidilutive.

13. EMPLOYEE BENEFIT PLANS

The pension plan for hourly employees covered by a collective bargaining agreement (the Negotiated Plan) is a trusteed defined benefit plan. Benefits under the plan are based on years of service and include provisions that would apply in the event of a permanent shutdown of the Sunshine Mine for present employees who were also covered by a predecessor plan terminated in 1986. The Company's trusteed defined benefit pension plan for employees not covered by a collective bargaining agreement was amended to freeze all participant's benefits as of December 31, 1993.

The following table sets forth the funded status of the Company's trusteed defined benefit plans and the related amounts included in accrued pension and other postretirement benefits at December 31 (in thousands):


                                                               COMBINED
                                                      --------------------------
                                                         2000            1999
                                                      ----------      ----------
Change in benefit obligation:
   Benefit obligation at beginning of year            $    6,115      $    6,104
   Service cost                                              246             238
   Interest cost                                             477             417
   Actuarial (gains) losses                                  864            (349)
   Benefit payments                                         (650)           (295)
                                                      ----------      ----------
Benefit obligation at end of year                          7,052           6,115

Change in plan assets:
   Fair value of plan assets at beginning of year          6,883           5,842
   Actual return on plan assets                             (168)          1,036
   Employer contributions                                    305             300
   Benefit payments                                         (650)           (295)
                                                      ----------      ----------
Fair value of plan assets at end of year                   6,370           6,883
                                                      ----------      ----------

Funded (underfunded) status                                 (682)            768

Unrecognized prior service cost                              334             474
Unrecognized net (gains)/losses                              544          (1,189)
Unrecognized transition asset                                 --             (28)
Additional minimum liability                              (1,218)             --
                                                      ----------      ----------

Prepaid (accrued) benefit cost                        $   (1,022)     $       25
                                                      ==========      ==========

Net periodic pension costs relating to the Company's defined benefit plans consist of the following for the year ended December 31:


                                      2000            1999            1998
                                   ----------      ----------      ----------
                                                 (In thousands)
Service cost                       $      246      $      238      $      227
Interest cost                             477             417             380
Expected return on plan assets           (622)           (531)           (743)
Net amortization and deferrals             33              58             345
                                   ----------      ----------      ----------
Net periodic pension cost          $      134      $      182      $      209
                                   ==========      ==========      ==========

In the fourth quarter of 1999, the Company recognized a $475,000 reduction in its accrued pension costs, which related to actuarial gains not recognized in prior years.

The benefit obligation and fair value of plan assets by plan at December 31, 2000 (in thousands):


                               NEGOTIATED         FROZEN
                                  PLAN             PLAN             TOTAL
                              ------------     ------------     ------------
Benefit obligation            $      6,167     $        885     $      7,052
Fair value of plan assets     $      5,174     $      1,195     $      6,370

The following weighted average assumptions were used in computing pension costs for the Company's trusteed defined benefit plans for the year ended December 31:


                                                 2000         1999          1998
                                                -------      -------      -------

Discount rate                                      8.00%        7.00%        7.25%
Rate increase in compensation                         0%           0%           0%
Expected long-term rate of return on assets        9.00%        9.00%        9.00%

The Company's funding policy, with respect to trusteed defined benefit plans, is to make contributions annually equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Assets of the plans consist of pooled fixed income securities, pooled equity securities, and cash or cash equivalents.

The Company also has a defined contribution plan for employees not covered by a collective bargaining agreement. The Company's Board of Directors determines annually if a contribution will be made, and if so, in what amount. The Company's Board has not determined if a contribution for 2000 will be made. Contributions made for 1999 and 1998 were $157,000 and $151,000, respectively.

The Company also sponsors a plan under the provision of Section 401(k) of the Internal Revenue Code (the 401(k) Plan) for all employees not covered by a collective bargaining agreement. Company contributions may range from 0% to 100% of employee contributions, up to a maximum 6% of eligible employee compensation, as defined. Employees may elect to contribute up to 10% of their eligible compensation on a pretax basis. Benefits under the 401(k) Plan are limited to the assets of the 401(k) Plan. The Company's Board has not determined if a matching contribution for 2000 will be made. Company contributions made for 1999 and 1998 were $108,000 and $115,000, respectively.

Postretirement medical and dental benefits are currently provided only to certain employees who retired before 1987. The Company's policy is to fund the cost of these plans as claims are incurred.

The following table sets forth the computation of the accrued liability for postretirement medical, dental, and life insurance benefits at December 31 (in thousands):


                                                                       COMBINED
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
Change in benefit obligation:
  Benefit obligation at beginning of year                    $      3,590       $      3,930
  Service cost                                                          7                  7
  Interest cost                                                       286                257
Participants' contributions                                            --                 11
Actuarial (gains) losses                                              862               (189)
Benefit payments                                                     (456)              (426)
                                                             ------------       ------------
Benefit obligation at end of year                            $      4,289       $      3,590

Change in plan assets:
   Fair value of plan assets at beginning of year                      --                 --
   Employer contributions                                             457                426
   Participants' contributions                                         --                 11
   Benefit payments                                                  (457)              (437)
                                                             ------------       ------------
Fair value of plan assets at end of year                               --                 --
                                                             ------------       ------------

Underfunded status                                                 (4,289)            (3,590)

Unrecognized prior service cost                                    (1,081)            (1,160)
Unrecognized net losses                                             1,142                280
                                                             ------------       ------------
Accrued benefit cost                                         $     (4,208)      $     (4,470)
                                                             ============       ============

Weighted average assumptions for end of year disclosure:
Discount rate                                                        8.00%              8.00%
Initial trend rate                                                    9.0%              6.75%
Ultimate trend rate                                                  5.00%              5.00%
Number of years from initial to ultimate trend                         10                  2

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, changing the assumed health care cost trend rates by one percentage point each year would have the following effects on the latest actuarial calculations (in thousands):


                                                1-PERCENTAGE   1-PERCENTAGE
                                               POINT INCREASE  POINT DECREASE
                                               --------------  ---------------
Effect on total of service and interest cost
   components                                    $      17     $     (17)
Effect on postretirement benefit obligation      $     249     $    (215)


Net periodic postretirement benefit cost for these plans includes the following components for the year ended December 31 (in thousands):


                        2000          1999          1998
                      --------      --------      --------
Service cost          $      7      $      7      $      7
Interest cost              286           257           343
Net amortization           (99)          (69)           (6)
                      --------      --------      --------
Net periodic cost     $    194      $    195      $    344
                      ========      ========      ========

Interest costs on the projected benefit obligations and the actual returns on plan assets of the postretirement benefit plans are included in interest expense and other income, respectively, in the accompanying consolidated statements of operations.

14. COMMITMENTS AND CONTINGENCIES

In connection with the confirmation and effectiveness of the Plan, a settlement of all environmental litigation was effected.

The settlement between the Company, SPMI and the United States on behalf of the United States Environmental Protection Agency, United States Department of Interior and the United States Department of Agriculture (the Government) and the Coeur d'Alene Indian Tribe (the Tribe) was memorialized in a new Consent Decree in civil actions CIV96-0122-N-EJL and CIV91-0342-N-EJL pending in the United States District Court for the District of Idaho. By entry of the new Consent Decree all claims of the Government and the Tribe for natural resource damages and response costs to injuries allegedly caused by the Company and SPMI in the Coeur d'Alene Basin were dismissed by the Government and the Tribe. The new Consent Decree was approved by the United States District Court and entered on January 22, 2001. In exchange for the dismissal, the Company granted warrants to purchase 9.95% of Sunshine's new common stock (i) at an exercise price of $.66 per share, (ii) with a cashless exercise feature, (iii) that are exempt from registration pursuant to 11 USC Section 1145, (iv) that are fully transferable to any other entity at any time, and (v) are subject to ordinary terms and conditions including anti-dilution provisions.

The Company and SPMI have also agreed to provide net smelter return royalty payments to the Government and the Tribe based on revenues from all mining by SPMI anywhere in the United States and all mining by any Sunshine entity from the Sunshine Mine or within one mile of the current boundaries of the mine. The royalty adjusts on a sliding scale based on the average price of silver. No royalty must be paid until the average silver price exceeds $6.00 per ounce. Under the new Consent Decree, SPMI is required to convey the surface rights to timber lands it owns and uses for non-mining purposes, and to perform certain remediation and testwork at its ConSil mine site adjacent to the Sunshine Mine.

In connection with the settlement, the Government also agreed to release the Company and SPMI from a 1994 Consent Decree which obligated them among others to remediate certain property in the Bunker Hill Superfund Site.

The Company believes that all other environmental claims, both potential and threatened, were discharged by the effectiveness of the Plan of Reorganization on February 5, 2001.

The Company is subject to certain other legal proceedings and claims that arise in the conduct of its business. Although it is not possible to predict the outcome of such matters, in the opinion of management, the ultimate outcomes of these matters will not have a material adverse effect on the Company's consolidated financial position, consolidated results of operations or cash flows.

15. FOREIGN OPERATIONS

The Company has mining projects in Argentina and Mexico, including the Pirquitas Mine which is in the development stage. The Company began to capitalize development expenditures at the Pirquitas Mine in 1998 after proven and probable reserves were established at the end of 1997. Exploration expense for the Company's foreign operations totaled approximately $1.3 million, $0.7 million and $1.6 million for years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, amounts capitalized as property, plant, and equipment for foreign operations totaled $13.9 million, net of depreciation.

Approximately $2.3 million for Value Added Taxes paid in Argentina are included in other assets. These taxes are recoverable from future exports of products produced from Argentina.

The recoverability of the assets related to the Pirquitas Mine is dependent upon the ability of the Company to: (a) raise sufficient funding for development of the Pirquitas property, or (b) sell all or a portion of the Company's interest in the property, or (c) merge with or form a joint venture with a company with greater financial resources to develop the properties.

16. SIGNIFICANT CUSTOMER

In 2000, 1999 and 1998, one customer accounted for sales of concentrate aggregating approximately $22.5 million, $31.5 million and $30.7 million, respectively. In February 2001, this customer notified the Company that it was temporarily closing the smelter to which the Sunshine Mine shipped concentrates and that the smelter would no longer accept deliveries.

17. PRECIOUS METALS RESERVES (UNAUDITED)

The table below presents data on proven and probable ore reserves, production and average prices for each of the years in the five-year period ended December 31, 2000 (in thousands, except average prices):


                                 2000           1999            1998            1997             1996
                             -----------     -----------     -----------     -----------     -----------
SUNSHINE MINE
Reserves at December 31:
   Ounces of silver               25,937          29,992          37,383          39,808          36,241
Production:
   Tons of ore                       169             218             248             183             121
   Ounces of silver                3,879           5,211           5,806           4,253           2,578

PIRQUITAS MINE
Reserves at December 31:
   Ounces of silver              129,333         129,333         101,000          72,800              --

REVENUE - VIRGINIUS MINE
Reserves at December 31:
   Ounces of silver                6,208           6,208           6,208           6,208           6,208

AVERAGE PRICES:
   Ounce of silver           $      4.93     $      5.23     $      5.47     $      5.02     $      5.11

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

18. FRESH START REPORTING PRO FORMA CONDENSED BALANCE SHEET (UNAUDITED)

The unaudited Pro Forma Consolidated Balance Sheet is presented to give effect to the consummation of the Plan as though it had taken place on December 31, 2000. The Company will adopt "fresh start" reporting as of February 5, 2001, the date the Plan was confirmed. In general, pursuant to SOP 90-7, the Company's assets and liabilities will be revalued to fair market value.

The fair market value of Pirquitas and the Sunshine Mine, the Company's principal assets as well as the fair market value of the Liability for the Call Option on Sunshine Argentina, Inc. were based on, among other things, appraisals performed in conjunction with the bankruptcy reorganization.


                                                   Predecessor       Reorganization and        Reorganized
                                                     Company        Fresh Start Adjustments      Company
                                                   -----------     -------------------------   ------------
                                                    December                                     December
(In thousands)                                      31,  2000        Debit         Credit        31, 2000
                                                    ---------      ---------     -----------     ---------
ASSETS
Total current assets                                $   5,164      $      --     $      --       $   5,164
Property, plant and equipment, net                     14,671         10,792 (a)                    25,463
Other assets                                            2,757             --           1,165 (a)     1,592
                                                    ---------      ---------     -----------     ---------
                                                    $  22,592      $  10,792     $     1,165     $  32,219
                                                    =========      =========     ===========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities                           $   2,340      $      --     $        --     $   2,340
Noncurrent liabilities                                 56,528         48,991 (b)          --         7,537
Liability for call option on Sunshine
   Argentina, Inc.                                         --             --           2,740 (c)     2,740
                                                    ---------      ---------     -----------     ---------
Total Liabilities                                      58,868         48,991           2,740        12,617
Redeemable common stock                                    --             --          17,640 (d)    17,640
Stockholders' equity (deficit):
   Common stock                                           493            493 (e)          50 (f)        50
   Paid in capital                                    729,957        729,957 (e)       1,912 (f)     1,912
   Accumulated other comprehensive
      loss                                               (884)            --             884 (e)        --
   Accumulated deficit                               (764,732)            --         764,732 (e)        --
   Less treasury stock at cost                         (1,110)            --           1,110 (e)        --
                                                    ---------      ---------     -----------     ---------
                                                      (36,276)       730,450         767,893         1,962
                                                    ---------      ---------     -----------     ---------
                                                    $  22,592      $ 779,441     $   789,068     $  32,219
                                                    =========      =========     ===========     =========

Explanations of reorganization and fresh start adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant and equipment and other assets to estimated current market value. Further adjustments may be required, but are not expected to be material.

(b) To reflect the cancellation of debt and other liabilities pursuant to the Plan.

(c) To record the estimated fair value of the liability for the Call Option issued pursuant to the Plan. (See Note 2.)

(d) To reflect the new common stock issued to the Principal Shareholders which, in certain instances, the Company would be required to repurchase from the Principal Shareholders.

(e)  To eliminate the old stockholders' equity (deficit).

(f) To reflect the issuance of new common stock to other than Principal Shareholders.

19. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                               ----------------------------------------------------------
                                                  MARCH          JUNE          SEPTEMBER        DECEMBER
                                                   31             30              30               31
2000:
   Operating revenues                          $    7,177      $    6,596      $    5,139      $    4,181
   Cost of revenues                                 6,369           6,335           5,440           4,425
   Loss applicable to common shares                (4,072)         (2,741)         (3,778)        (10,178)
   Basic and diluted loss per common share
                                               $    (0.10)     $    (0.06)     $    (0.08)     $    (0.21)

1999:
   Operating revenues                          $    9,651      $    7,957      $    8,106      $    6,618
   Cost of revenues                                 8,693           6,564           6,649           5,767
   Loss applicable to common shares                (2,866)         (2,125)         (2,022)         (3,830)
   Basic and diluted loss per common
      share                                    $     (.09)     $     (.06)     $     (.06)     $     (.10)

During the fourth quarter of 2000, an impairment charge of $7.2 million was taken. (See Note 6.)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

[S]             [C]
 2.1            Third Amended Joint Chapter 11 Plan of Reorganization dated as of December 4, 2000, bench-filed in the case styled In Re:
                Sunshine Mining and Refining Company, Chapter 11, Case No.
                00-3409 (MWF), filed as Exhibit 2.1 to the Registrant's Current
                Report on Form 8-K for event reported February 5, 2001.


 2.2 Order confirming the Third Amended Joint Chapter 11 Plan of Reorganization of Sunshine Mining and Refining Company and its Debtor Subsidiaries as entered December 5, 2000, filed as
                Exhibit 2.2 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

 2.3 Partial Consent Decree with Sunshine Mining and Refining Company and Sunshine Precious Metals, Inc. in the case styled United States of America v. Asarco Incorporated, et al., a Consolidated Case Nos. 96-0122-N-EJL and 91-0342-N-EJL in the United States District Court for the District of Idaho, filed as Exhibit 2.3 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

 2.4 Notice of Effective Date of Third Amended Joint Chapter 11 Plan of Reorganization, filed as Exhibit 2.4 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

 3.1 Amended and Restated Certificate of Incorporation filed with and approved by the Secretary of State of Delaware on February 23, 2001, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

 3.2 Amended and Restated Bylaws as adopted February 9, 2001, filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

 10.1 Call Option Agreement dated February 5, 2001, among Sunshine International Mining, Inc., Sunshine Mining and Refining Company, Sunshine Argentina, Inc., Elliott International, L.P., The Liverpool Limited Partnership, Stonehill Institutional Partners, L.P. and Stonehill Offshore Partners Limited, filed as
                Exhibit 10.1 to the Registrant's Current Report on Form 8-K for event reported February 5, 2001.

 10.2 Registration Rights Agreement dated February 5, 2001, among Sunshine Mining and Refining Company, Stonehill Partners, L.P., Stonehill Offshore Partners Limited, Elliott International, L.P. and The Liverpool Limited Partnership, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K for event report February 5, 2001.

*21.0           Subsidiaries of Sunshine.

 24.1           Power of Attorney (set forth on signature page hereof).

         * Filed herewith.