Form 10-Q
period 2001-03-31
SUNSHINE MINING & REFINING CO
filed 2001-05-18
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2001

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

                5956 Sherry Lane, Suite 1621, Dallas, Texas 75225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code (214) 265-1377
                                                          --------------

                   877 W. Main, Suite 600, Boise, Idaho 83702
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ----     -----

                                                    Number of Shares Outstanding
Title of Each Class of Common Stock                       at May 15, 2001
-----------------------------------                 ----------------------------
    Common Stock, $.01 par value                            50,000,000

                      SUNSHINE MINING AND REFINING COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                                                 Reorganized         Predecessor
                                                                   Company             Company
                                                                   March 31,         December 31,
                                                                     2001                2000
                                                                 ------------        ------------

ASSETS

Current assets:
   Cash and cash investments                                     $        912        $        291
   Silver bullion                                                          10                  10
   Accounts receivable                                                    569               1,626
   Inventories                                                          1,194               1,500
   Assets available for sale                                              736               1,006
   Other current assets                                                   938                 731
                                                                 ------------        ------------
      Total current assets                                              4,359               5,164

Property, plant and equipment, at cost                                 25,657              40,933
  Less accumulated depreciation,
    depletion and amortization                                           (197)            (26,262)
                                                                 ------------        ------------
                                                                       25,460              14,671
Investments and other assets                                            1,266               2,757
                                                                 ------------        ------------
                     Total assets                                $     31,085        $     22,592
                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities not subject to compromise:
   Current liabilities:
     Accounts payable                                            $        507        $        697
     Accrued expenses                                                   1,831               1,643
                                                                 ------------        ------------
      Total current liabilities                                         2,338               2,340

   Long-term debt                                                       3,730               1,530
   Accrued pension and other postretirement benefits                    5,813               5,230
   Other long-term liabilities and deferred credits                       697                 779
   Liability for call option on Sunshine Argentina, Inc.                2,740                  --
Liabilities subject to compromise                                          --              48,991
Redeemable common stock (45,000 shares)                                14,467                  --
Stockholders' equity (deficit):
  Common stock--$.01 par value;
     75,000 shares authorized; shares issued:
      March 31, 2001 - 5,000
      December 31, 2000 - 49,264                                           50                 493
  Paid-in capital                                                       2,713             729,956
  Other comprehensive loss                                                 --                (884)
  Accumulated deficit                                                  (1,463)           (764,733)
                                                                 ------------        ------------
                                                                        1,300             (35,168)
  Less treasury stock, at cost:
     March 31, 2001 - 0 shares
     December 31, 2000 - 579 shares                                        --              (1,110)
                                                                 ------------        ------------
                                                                        1,300             (36,278)
                                                                 ------------        ------------
      Total liabilities and stockholders' equity (deficit)       $     31,085        $     22,592
                                                                 ============        ============


                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Reorganized
                                                          Company                Predecessor Company
                                                      Two Months Ended    One Month Ended    Quarter Ended
                                                           March 3           January 3         March 31,
                                                            2001               2001               2000
                                                         -----------        -----------        -----------
Operating revenues                                       $       904        $     2,015        $     7,177
Mark to market loss                                               --                 --               (166)
                                                         -----------        -----------        -----------
                                                                 904              2,015              7,011
                                                         -----------        -----------        -----------
Costs and expenses:
   Cost of revenues                                             (784)            (1,714)            (6,369)
   Depreciation, depletion
      and amortization                                            (4)                (3)              (332)
   Property closing and holding costs                         (1,045)               (96)                --
   Exploration                                                    --                 --               (376)
   Selling, general and
      administrative expense                                    (538)              (208)            (1,098)
                                                         -----------        -----------        -----------
                                                              (2,371)            (2,021)            (8,175)
                                                         -----------        -----------        -----------
Other income (expense)
   Interest income                                                 5                 --                 19
   Interest and debt expense:
      Contractual interest and debt expense                     (140)              (371)            (2,935)
      Reduction attributable to bankruptcy                        --                316                 --
                                                         -----------        -----------        -----------
                                                                (140)               (55)            (2,935)
   Other, net                                                    139                  6                  8
                                                         -----------        -----------        -----------
                                                                   4                (49)            (2,908)
                                                         -----------        -----------        -----------
Loss before reorganization items                              (1,463)               (55)            (4,072)
Reorganization items:
   Adjust accounts to fair value                                  --              8,239                 --
   Professional fees                                              --               (785)                --
   Interest earned while in Chapter 11                            --                  2                 --
                                                         -----------        -----------        -----------
Net loss before extraordinary item                            (1,463)             7,401             (4,072)
Extraordinary item:
  Gain on debt discharge                                          --             28,876                 --
                                                         -----------        -----------        -----------
Net income (loss)                                        $    (1,463)       $    36,277        $    (4,072)
                                                         ===========        ===========        ===========
Basic and diluted loss
    per common share:                                    $     (0.03)
                                                         ===========
Weighted average common shares outstanding                    50,000
                                                         ===========



                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Reorganized
                                                                        Company                Predecessor Company
                                                                    Two Months Ended    One Month Ended      Quarter Ended
                                                                         March 3           January 31           March 31,
                                                                           2001               2001                2000
                                                                        -----------        -----------        -----------
Cash used by operating activities:
  Net loss                                                              $    (1,463)       $    36,277        $    (4,072)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                                    4                  3                332
      Interest on Senior Conv & 10% Notes paid
          or payable in stock                                                    --                 --              1,720
      Common stock issued for interest on
         Senior Convertible Notes                                                --                 --                573
      Adjust accounts to fair value                                              --             (8,239)                --
      Gain on debt discharge                                                     --            (28,876)                --

      Net (increase) decrease in:
        Silver bullion                                                           --                 --                140
        Accounts receivable                                                   1,376               (631)              (173)
        Inventories                                                             126                193                 15
        Other assets and deferred charges                                        --                (30)               107

      Net increase (decrease) in:
        Accounts payable and accrued expenses                                  (625)               582                432
        Accrued pension and other postretirement benefits                        (3)               (46)               (51)
        Other liabilities and deferred credits                                 (311)                84                (22)
                                                                        -----------        -----------        -----------
    Net cash used by operations                                                (896)              (683)              (999)
                                                                        -----------        -----------        -----------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                                     --                 --               (650)
  Sale of silver bullion                                                         --                 --              2,248
                                                                        -----------        -----------        -----------
    Net cash provided by investing activities                                    --                 --              1,598
                                                                        -----------        -----------        -----------
Cash provided by financing activities:
  Proceeds from issuance of long term debt                                    1,650                550                  0
                                                                        -----------        -----------        -----------
Increase (decrease) in cash and cash investments                                754               (133)               599
Cash and cash investments, beginning of period                                  158                291                628
                                                                        -----------        -----------        -----------
Cash and cash investments, end of period                                $       912        $       158        $     1,227
                                                                        ===========        ===========        ===========
Supplemental cash flow information -

  Interest paid in cash                                                 $        99        $        38        $        80
                                                                        ===========        ===========        ===========
  Noncash financing transactions:
     Common stock issued upon conversion of debt                                 --                 --              1,031
     Common stock issued for
           mandatory prepayment of debt                                          --                 --              1,250
     Common stock issued for payment of interest                                 --                 --                544

Cash flows related to reorganization items:
   Operations activities:
      Interest received on accumulated cash                                      --                  2                 --
      Payment of professional fees                                              322                102                 --
   Financing activities                                                          --                 --                 --
   Investing activities                                                          --                 --                 --

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001

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

         o The Confirmation Order required that, prior to the Effective Date, the Company obtain approval of a new consent decree from the Idaho District Court releasing the Company from a 1994 Consent Decree which obligated it to remediate certain property in the Bunker Hill Superfund Site. The new Consent Decree was entered on January 22, 2001. The Confirmation Order also required the incorporation of the agreement reached with certain agencies of the United

                  States and the Coeur d'Alene Indian Tribe regarding certain covenants not to sue the Company for potentially significant environmental claims. In consideration for the releases and agreement not to sue, the Company agreed to issue the plaintiffs ten-year warrants to acquire up to 4.975 million shares of the Company's New Common stock at an exercise price of $.66 per share; to deed to the plaintiffs certain timberland it owns in North Idaho; to pay a sliding scale royalty commencing at silver prices in excess of $6.00 per ounce on production from the Sunshine Mine; and to perform certain test work and remediation at the ConSil mine site.


3.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 2000.

                  The financial statements for the period ended March 31, 2001 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance of SOP 90-7, the Company adopted "fresh start" reporting as of January 31, 2001. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. The net effect of all fresh start reporting adjustments resulted in income of $8.2 million, which is reflected in the Statement of Operations for the one month ended January 31, 2001 in accordance with SOP 90-7. The effective date is considered to be the close of business on January 31, 2001 for financial reporting purposes. The periods presented prior to January 31, 2001 have been designated "Predecessor Company" and the periods subsequent to January 31, 2001 have been designated "Successor Company." As a result of the implementation of fresh start reporting, the financial statements of the Company after the effective date are not comparable to the Company's financial statements for prior periods.

                  Net income (loss) per share data is not presented for periods prior to January 31, 2001 because of the general lack of comparability as a result of the reorganization of the Company and implementation of fresh start reporting by the Company.

                  The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of January 31, 2001:

                                                           Predecessor             Reorganization and               Reorganized
                                                             Company             Fresh Start Adjustments               Company
                                                            ----------        ------------------------------          ----------
                                                            January 31,                                              January 31,
(In thousands)                                                2001              Debit               Credit               2001
-----------------------------------------------------       ----------        ----------          ----------          ----------
ASSETS
Total current assets                                        $    5,195        $       --          $       71(a)       $    5,124
Property, plant and equipment, net                              14,669            10,794(a)               --              25,463
Other assets                                                     2,780                --               1,530(a)            1,250
                                                            ----------        ----------          ----------          ----------
                                                            $   22,644        $   10,794          $    1,601          $   31,837
                                                            ==========        ==========          ==========          ==========

LIABILITIES AND STOCK-HOLDERS' EQUITY (DEFICIT)

Total current liabilities                                   $    2,641        $       --          $      321(a)       $    2,962
Noncurrent liabilities                                          57,118            48,846(b)              633(a)            8,905
Liability for call option on Sunshine
   Argentina, Inc.                                                  --                --               2,740(c)            2,740
                                                            ----------        ----------          ----------          ----------
Total Liabilities                                               59,759            48,846               3,694              14,607
Redeemable common stock                                             --                --              14,467(d)           14,467
Stockholders' equity (deficit):
   Common stock                                                    492               492(e)               50(f)               50
   Paid in capital                                             729,957           729,957(e)            2,713(f)            2,713
   Accumulated other comprehensive
      loss                                                        (884)               --                 884(e)               --
   Accumulated deficit                                        (765,570)               --             765,570(e)               --
   Less treasury stock at cost                                  (1,110)               --               1,110(e)               --
                                                            ----------        ----------          ----------          ----------
                                                               (37,115)          730,449             769,289               1,725
                                                            ----------        ----------          ----------          ----------
                                                            $   22,644        $  779,295          $  788,488          $   31,837
                                                            ===========       ==========          ==========          ==========


Explanations of reorganization and fresh start adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant and equipment, other assets and liabilities to estimated current fair value. The book value for the Pirquitas Mine is increased by approximately $11 million and the book value of other properties is reduced by approximately $200 thousand. Property, plant and equipment after adjustments consists of the following:

         Pirquitas Mine                 $24,750
         Land                               380
         Other mining interests             333
                                   ------------
                                        $25,463

(b) To reflect the cancellation of debt and other liabilities pursuant to the Plan.
(c) To record the estimated fair value of the liability for the Call Option issued pursuant to the Plan. (See Note 2.)
(d) To reflect the new common stock issued to the Principal Shareholders which, in certain instances, the Company would be required to repurchase from the Principal Shareholders.
(e)      To eliminate the old stockholders' equity (deficit).
(f) To reflect the issuance of new common stock and warrants to other than Principal Shareholders.

4.       EXTRAORDINARY ITEM

                  The extraordinary items recorded for the one month ended January 31, 2001 are comprised of the write-off of the unamortized debt issuance costs and the extraordinary gain on debt discharge recognized as a result of the consummation of the Plan as follows (in thousands):

         Write off of unamortized debt issuance costs                             $     (92)
         Discharge of debt, liabilities and associated accrued interest              48,938
         Estimated value of securities issued                                       (19,970)
                                                                                -----------
                  Extraordinary gain                                             $   28,876


5.       INVENTORIES

                  The components of inventory consist of the following:

                                                           March 31       December 31
                                                             2001             2000
                                                          ----------       ----------
         Precious Metals Inventories:
            Work in process                               $       --       $      187
            Finished goods                                        14               28
         Materials and supplies inventories                    1,180            1,285
                                                          ----------       ----------
                                                          $    1,194       $    1,500
                                                          ==========       ==========

6.       DEBTOR IN POSSESSION FINANCING/EXIT FINANCING FACILITY

                  The Company obtained a $5 million post-petition debtor-in-possession financing facility (the "DIP Facility") with affiliates of the Cosponsoring Bondholders. Sunshine Argentina, Inc., a wholly-owned subsidiary, was the borrower under the DIP Facility. The base rate of interest under the DIP Facility was 15% per annum with a $150 thousand commitment fee that was expensed in 2000. Borrowings under the DIP Facility were secured by substantially all of the Company's assets. After the Plan became effective, the outstanding balance under the DIP facility of approximately $2.7 million was rolled into an Exit Financing Facility with the same lenders with repayment due within eighteen months. The Exit Financing Facility has a maximum commitment of $5 million, an interest rate of 15% and a commitment fee of $150 thousand. The remaining availability under the Exit Financing Facility at May 11, 2001 is approximately $470 thousand.

7.       CLOSURE OF THE SUNSHINE MINE

                  On February 2, 2001, Sunshine received Notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept deliveries. Management sought alternatives for the production from the Sunshine Mine but was not successful in securing an economically viable alternate arrangement. As a result, Sunshine notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001, and the mine was placed on a care and maintenance status. Since the closure of the Sunshine Mine on February 16, the Company has no sources of revenues. In addition, we have been incurring significant costs associated with the closure of the mine, including funding severance benefits and accrued vacation liability and costs associated with preparing the mine for an extended period of care and maintenance. Offsetting a portion of these costs has been proceeds from the liquidation of certain equipment at the property, including the entire fleet of diesel equipment. The decision to liquidate the equipment was based on, among other things, the expectation that during an extended shutdown period, the equipment would deteriorate significantly.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                   Three Months Ended March 31, 2001 and 2000

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

LIQUIDITY AND CAPITAL RESOURCES


         The Company and three of its principal subsidiaries filed for protection under Chapter 11 on August 23, 2000. The Elliott Group and the Stonehill Group, whose affiliates were the Company's principal creditors, were co-proponents with the Company of the Plan of

Reorganization which was filed contemporaneously with the bankruptcy filing. Upon emergence from bankruptcy, the Stonehill Group and the Elliott Group became the Company's principal owners, owning approximately 90% of the Company's common stock.

         Highwood Partners, L.P. and Stonehill Capital Management, LLC, affiliates of the Elliott Group and the Stonehill Group, provided the Debtor-in-Possession (DIP) financing which was used by the Company and its affiliates as its principal source of funding during the bankruptcy. Upon the Effectiveness of the Plan, on February 5, 2001, approximately $2.7 million was borrowed under the DIP facility. The Stonehill and Elliott affiliates are also providing the Exit Financing Facility, which repaid advances under the DIP facility and has funded the Company since its emergence from bankruptcy. The Exit Financing Facility bears interest at a fixed rate of 15% per annum in the maximum principal amount of $5,000,000. The facility is secured by substantially all of the assets of Sunshine and its subsidiaries, including the Pirquitas Mine. The proceeds of all advances under such facility are to be utilized solely
(a) to provide funds necessary to the conduct of the business of Sunshine and its subsidiaries in the ordinary course in accordance with an approved budget,
(b) to reimburse fees and disbursements paid by lenders and their professionals in accordance with the budget, and (c) as otherwise contemplated or permitted by the budget. The Exit Financing Facility is the Company's only source of working capital, other than asset disposals, at the present time. The remaining availability under the Exit Financing Facility is approximately $470 thousand as of May 15, 2001.

         On February 2, 2001, Sunshine received Notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept deliveries. Management sought alternatives for the production from the Sunshine Mine but was not successful in securing an economically viable alternate arrangement. As a result, Sunshine notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001, and the mine was placed on a care and maintenance status.

         Since the closure of the Sunshine Mine on February 16, the Company has no sources of revenues. In addition, we have been incurring significant costs associated with the closure of the mine, including funding severance benefits and accrued vacation liability and costs associated with preparing the mine for an extended period of care and maintenance. Offsetting a portion of these costs has been proceeds from the liquidation of equipment at the property, including the entire fleet of diesel equipment. The decision to liquidate the equipment was based on, among other things, the expectation that during an extended shutdown period, the equipment would deteriorate significantly.

         It is expected that the reopening of the mine would require a substantial improvement in silver prices. However, due to lack of available funds, the Company has significantly cut back exploration and development since the end of 1999, including stopping the so-called ConSil ramp project. Therefore, access to economically recoverable reserves will be limited upon any reopening of the mine, and, before commercial operations can be restarted, a substantial exploration and development effort will be required. In addition, substantial equipment additions will be required to replace the equipment being sold.

         The remaining availability under the Exit Facility will be exhausted within a matter of weeks. The Company is engaged in a review of its strategic options in order to address its financing difficulties. Among these is the consideration of a sale of some or all of its assets, the merger of the Company with another company, or a joint venture arrangement on some of its properties, including Pirquitas. If the Company is unable to successfully negotiate and close any such alternative in advance of using all the availability under the Exit Financing Facility or if the Company becomes in default under that Facility, the Company may be required to, among other things, seek modifications in the terms of the Exit Financing Facility, seek protection under the bankruptcy laws, or cease operations altogether. Any of these would be expected to have a significant negative effect on the price of the Company's common stock.

         Registration Rights Agreement. Under the Plan of Reorganization, Sunshine entered into a Registration Rights Agreement with members of the Stonehill Group and the Elliott Group under which the shares of new common stock issued to them are to be registered under federal securities laws. Such agreement requires the filing and effectiveness of a Registration Statement within specified periods of time and other matters. In the event that certain of the commitments under such agreement are not satisfied, each of the holders has a right to provide Sunshine with written notice thereof (a "Put Notice") which would require Sunshine to pay to each such holder (in cash or shares of common stock at the option of the holder) a specified amount of funds and/or in certain instances, to repurchase the securities from the holder for a

"Mandatory Repurchase Price" equal to 115% of the Market Price on the date the holder acquires the right to require Sunshine to repurchase such shares. The Company does not have adequate liquidity to satisfy such a put obligation.

         Argentina Transaction; Call Option Agreement. Under the terms of the Plan and the Confirmation Order on the Effective Date, the capital stock of Argentina was cancelled and Argentina issued the "New Argentina Stock." Sunshine caused the incorporation and organization of Sunshine International Mining, Inc., a Delaware corporation ("International"), all of the issued and outstanding stock of which is owned by Sunshine. Sunshine contributed to the capital of International all of the New Argentina Stock such that Argentina became a wholly-owned subsidiary of International which in turn is a wholly-owned subsidiary of Sunshine. Simultaneously Sunshine, International and Argentina entered into a Call Option Agreement dated February 5, 2001, with the Elliott Group and the Stonehill Group, pursuant to which International granted
(i) a contingent call option to each holder within the Elliott Group and the Stonehill Group to purchase, collectively, up to 100% of the shares of New Argentina Stock for $1 million and (ii) a first priority perfected security interest in the New Argentina Stock. Such call option(s) was granted to purchase a maximum number of shares of New Argentina Stock at a specified purchase price which option is to be reduced proportionately in the event the Elliott Group holders and/or the Stonehill Group holders sell more than 50% of their shares of New Common Stock of Sunshine received. For example, if the Elliott Group holders were to sell 55% of their shares of Sunshine Common Stock initially received, then the maximum number of New Argentina Stock that the Elliott Group holders could purchase in the aggregate upon exercise of their Call Options would be reduced by a percentage equal to (55% - 50%) x 2, or 10%. The term of each Call Option expires at the time of exercise in full of such Call Option, or if the market capitalization of Sunshine shall exceed $150,000,000 for at least 60 consecutive days or on the tenth anniversary of the Effective Date of the Plan. The Call Option becomes exercisable upon the occurrence of any one or more of nine separate events, including (i) the de-listing of the Sunshine New Common Stock from an "Approved Market," (ii) suspension of the Sunshine New Common Stock from trading on an Approved Market for at least seven consecutive calendar days, (iii) reduction in the overall market capitalization of Sunshine to less than $15,000,000 for at least fifteen consecutive calendar days, (iv) a bankruptcy proceeding occurring with respect to Sunshine or one of its subsidiaries, (v) Sunshine fails to comply with its obligations in the Call Option Agreement, and (vi) other events, including any default under the "Exit Financing Facility." The Call Option, once exercisable, may be exercised at any time by any of the holders thereof. The effect of the Call Option(s) is to potentially allow the Elliott Group holders and the Stonehill Group holders (and certain of their successors and assigns) to acquire Sunshine Argentina which in turns owns the Pirquitas Mine and other assets. Should such an event occur, Sunshine's investment in the property, carried on the balance sheet at $24,750,000, would no longer be an asset of Sunshine, nor would the assigned proven and probable reserves totaling 129.6 million ounces of silver, along with 59,000 tons of tin and 273,000 tons of zinc. The New Argentina Stock has been pledged under the Call Option Agreement under a separate Pledge Agreement to the Elliott Group holders and the Stonehill Group holders and delivered to Wells Fargo Bank Minnesota, N.A. as administrative and pledge agent.

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

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first quarter of 2001 was $1.6 million compared to $1.0 million in the first quarter of 2000.

         Investing activities in the first quarter of 2000 included $2.3 million proceeds from sale of investment silver bullion and $650 thousand of net additions to property, plant and equipment including $462 thousand for the development of Pirquitas.

         Cash provided by financing activities in 2001 primarily consists of $1.65 million proceeds from borrowings under the DIP and Exit Financing Facility.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         On December 5, 2000, the Company's Plan was confirmed by the United States Bankruptcy Court and the Company emerged from bankruptcy on February 5, 2001. As a result of the reorganization and the recording of the restructuring transaction and implementation of fresh start reporting, the Company's results of operations after February 5, 2001, are not comparable to results reported in prior periods. See Notes 2 and 3 for information on consummation of the Plan of Reorganization and implementation of fresh start reporting.

Consolidated Results of Operations:

                                                          Quarter Ended      Quarter Ended
(In thousands)                                            March 31, 2001     March 31, 2000
----------------------------------------------------      --------------     --------------
Operating revenues                                         $      2,919        $      7,177
Mark to market loss                                                  --                (166)
                                                           ------------        ------------
                                                                  2,919               7,011
                                                           ------------        ------------
Costs and expenses:
   Cost of revenues                                              (2,498)             (6,369)
   Depreciation, depletion and amortization                          (7)               (332)
   Property closing and holding costs                            (1,141)                 --
   Exploration                                                       --                (376)
   Selling, general and administrative expense                     (746)             (1,098)
                                                           ------------        ------------
                                                                 (4,392)             (8,175)
                                                           ------------        ------------
Other income (expense)
   Interest income                                                    5                  19
   Interest and debt expense:
      Contractual interest and debt expense                        (511)             (2,935)
      Reduction attributable to bankruptcy                          316                  --
                                                           ------------        ------------
                                                                   (195)             (2,935)
   Other, net                                                       145                   8
                                                           ------------        ------------
                                                                    (45)             (2,908)
                                                           ------------        ------------
Loss before reorganization items                                 (1,518)             (4,072)
Reorganization items:
   Adjust accounts to fair value                                  8,239                  --
   Professional fees                                               (785)                 --
   Interest earned while in Chapter 11                                2                  --

                                                           ------------        ------------
Net income (loss) before extraordinary item                $      5,938        $     (4,072)
                                                           ============        ============


         Consolidated operating revenues decreased approximately $4.3 million (59.3%) for the first quarter of 2001 compared to the first quarter of 2000. The decrease in operating revenues primarily resulted from a 713,000 ounce decrease in ounces of silver sold in the 2001 period, and a $0.44 decrease in average price received per ounce of silver sold (580,545 ounces of silver at an average of $4.62 per ounce in the 2001 quarter compared to 1,293,626 ounces at an average of $5.06 per ounce in the 2000 quarter) along with a $300 thousand decrease in by-product revenue. Sales in the 2001 quarter decreased primarily due to the closure of the Sunshine Mine on February 16, 2001.

         Mark to market loss on silver held for investment amounted to $166 thousand in the 2000 quarter. No silver was held for investment during the 2001 period.

         Cost of revenues decreased $3.9 million (60.8%) (from $6.4 million in the first quarter of 2000 to $2.5 million in the 2001 quarter) primarily due to a decrease in ounces of silver produced. Net cash operating costs decreased $.59 per ounce to $3.90 per ounce of silver primarily due to a reduction in development cost and lower metallurgical costs due to the shutdown of the antimony plant in October 2000.

         Silver production totaled 519,177 ounces produced from 20,722 tons at
26.17 ounces per ton in 2001 versus 1,268,877 ounces from 52,042 tons at 24.49 ounces per ton in 2000. The decrease in production was primarily due to the closure of the Sunshine Mine on February 16, 2001.

         Property shutdown and holding costs in the current quarter consisted of approximately $800 thousand of costs incurred to place the Sunshine Mine on care and maintenance status. The remaining holding costs of approximately $340 thousand were primarily costs to hold the Pirquitas Mine.

         General and administrative costs decreased $352 thousand due primarily to reductions in staff.

         Interest and debt expense decreased $2.7 million primarily due to the cancellation of debt pursuant to the Plan.

         In the 2001 period, other income of $145 thousand was primarily due to gains from the sale of certain equipment.


                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 23, 2000 (the "Petition Date"), Sunshine Mining and Refining Company ("Sunshine") and its wholly-owned subsidiaries, Sunshine Argentina, Inc. ("Argentina"), Sunshine Precious Metals, Inc. ("Metals"), and Sunshine Exploration, Inc. ("Exploration"), all filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The primary cause number is In Re: Sunshine Mining and Refining Company, Case No. 00-3409(MWF). The four separate cases were procedurally (but not substantively) consolidated for joint administration (the "Proceeding"). During the pendency of the Proceeding, the Third Amended and Restated Joint Chapter 11 Plan of Reorganization as modified December 5, 2000 was approved (the "Plan") by an Order Confirming the Third Amended and Restated Joint Chapter 11 Plan of Reorganization (the "Confirmation Order"). The Plan Effective Date was February 5, 2001. Incorporation by reference is made to Sunshine's Current Report on Form 8-K for event reported February 5, 2001 as filed with the Securities and Exchange Commission (the "Commission") for a description of the effect of the Plan and Confirmation Order, cancellation of certain securities, the issuance of new securities, entry of a new consent decree, a settlement with Asarco, and other matters. Consistent with the provisions of the Bankruptcy Code, on the Effective Date of the Plan, title to all assets and property of the estates of the "debtors" passed to and invested in the "Reorganized Debtors" (Sunshine and its subsidiaries) free and clear of all claims, allowed interest, liens, charges and other rights of creditors or equity holders arising prior to the Effective Date. The rights afforded under the Plan and treatment of Claims and interests under the Plan have been in exchange for and in complete satisfaction, discharge and release of all Claims and termination of all interests of any nature whatsoever arising on or before the Effective Date, including accrued interest on claims from the Petition Date. The Bankruptcy Court has retained exclusive jurisdiction over the Reorganization Cases for various matters to sort out any claims and to determine any controversies or disputes, as well as all matters set forth in the Confirmation Order.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Pursuant to the Plan and the Confirmation Order, on the Effective Date, all of the "old common stock" of Sunshine was cancelled, retired and eliminated with no consideration paid therefor, and Sunshine was deemed to have issued the "New Mining Stock," which is shares of Common Stock, par value $0.01 per share. Under the Amended and Restated Certificate of Incorporation of Sunshine filed with the Secretary of State of Delaware on February 16, 2001, pursuant to the Plan, Sunshine's authorized common stock from and after the Effective Date consists of 200 million shares of Common Stock, par value $0.01 per share. Of that class, approximately 50 million shares of Common Stock, par value $0.01 per share, were issued as the "New Mining Stock" under the terms of the Plan to those designated as recipients therefor under the Plan which generally were certain creditors of Sunshine and others who in turn gifted a portion (approximately 3.4%) of such New Mining Stock to the former common stockholders on a pro-rata basis, but only to accounts holding in excess of 100 shares of "old common stock." Sunshine distributed certificates representing shares of "New Mining Stock" to holders during February 2001. Certificates representing "old common stock" did not need to be surrendered. The CUSIP Number of the "New Mining Stock" is 867833-60-0.

         Additionally, in connection with the Plan and the settlement of certain litigation, Sunshine also issued certain Warrants to purchase Sunshine Common Stock as follows:

                  (a) Under the terms of a settlement with the United States on behalf of the United States Environmental Protection Agency ("EPA"), the United States Department of the Interior ("DOI") and the United States Department of Agriculture ("Agriculture") (collectively the "Government") and the Coeur d'Alene Tribe (the "Tribe") through a consent decree (the "New Consent Decree") involving Sunshine and Metals in cases numbered CIV96-0122-N-EJL and CIV91-0342-N-EJL, pending in the United States District Court for the District of Idaho (the "NRD Actions"), Sunshine issued to the Government and the Tribe warrants to purchase 9.95% of Sunshine's New Common Stock (i) with a strike price for such warrants equal to the strike price of any management options provided under the Plan based on an equity value of Sunshine of $33 million (resulting in an exercise price of $0.66 per share), (ii) with a cashless exercise feature, (iii) terminating on the tenth anniversary of the Effective Date of the Plan (which would be February 5, 2011),
         (iv) that are exempt from initial registration pursuant to 11 U.S.C.
         Section 1145, (v) that are freely transferable to any other entity at any time, and (vi) that are subject to ordinary terms and conditions, including standard anti-dilution language of warrants of this nature reasonably acceptable to the proponents of the Plan, the Government and the Tribe.

                  (b) Sunshine and Asarco Incorporated ("Asarco") entered into a stipulation in connection with the Proceeding under which Asarco was paid $125,000 in cash on the Effective Date of the Plan for an allowed administrative claim, and Asarco received with respect to its allowed general unsecured claim on the Effective Date of the Plan shares of new common stock totaling 324,265 shares, and warrants to purchase an additional 324,625 of Sunshine Common Stock (i) with a strike price for such warrants equal to the strike price of management options under the Plan based on an equity value of Sunshine of $33 million (which works out to be $0.66 per share), (ii) with a cashless exercise feature,
         (iii) that are exempt from initial registration, (iv) that are freely transferable to any other entity at any time, (v) that are subject to ordinary terms and conditions, including standard anti-dilution language of warrants of similar nature reasonably acceptable to the Plan proponents and Asarco, and (vi) that terminate on the fifth anniversary of the Effective Date of the Plan (February 5, 2006).

         In addition, in connection with the Plan, Sunshine issued certain options to management covering an aggregate of 2,300,000 shares of Common Stock and reserved an additional 200,000 shares of Common Stock for the grant of future options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

        None.

         (b)      Reports on Form 8-K.

                           During the period covered by this report, Registrant
                  filed a Current Report on Form 8-K for event occurring February 5, 2001, which reported matters under Items 2, 3, 5, 6 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                   SUNSHINE MINING AND REFINING COMPANY


Dated: May 18, 2000                 By: /s/ WILLIAM W. DAVIS
                                       -----------------------------------------
                                           William W. Davis
                                           President and Chief Financial Officer