Form 10-Q
period 2001-06-30
SUNSHINE MINING & REFINING CO
filed 2001-08-20
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001

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

Yes    X       No
      ---         ---

                                                        Number of Shares Outstanding
Title of Each Class of Common Stock                           at August 17, 2001
-----------------------------------                  -----------------------------------
    Common Stock, $.01 par value                                50,000,000

                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                                                   Reorganized                Predecessor
                                                                                     Company                    Company
                                                                                     June 30,                 December 31,
                                                                                       2001                       2000
                                                                                  ---------------           ---------------

ASSETS

Current assets:
   Cash and cash investments                                                      $           285           $           291
   Silver bullion                                                                              10                        10
   Accounts receivable                                                                        106                     1,626
   Inventories                                                                              1,174                     1,500
   Assets available for sale                                                                  208                     1,006
   Other current assets                                                                       827                       731
                                                                                  ---------------           ---------------
      Total current assets                                                                  2,610                     5,164

Property, plant and equipment, at cost                                                     25,663                    40,933
  Less accumulated depreciation,
    depletion and amortization                                                               (202)                  (26,262)
                                                                                  ---------------           ---------------
                                                                                           25,461                    14,671
Investments and other assets                                                                1,334                     2,757
                                                                                  ---------------           ---------------
                        Total assets                                              $        29,405           $        22,592
                                                                                  ===============           ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)

Liabilities not subject to compromise:
   Current liabilities:
     Accounts payable                                                             $           159           $           697
     Accrued expenses                                                                       1,241                     1,643
                                                                                  ---------------           ---------------
      Total current liabilities                                                             1,400                     2,340

   Long-term debt                                                                           5,000                     1,530
   Accrued pension and other postretirement benefits                                        5,740                     5,230
   Other long-term liabilities and deferred credits                                           696                       779
   Liability for call option on Sunshine Argentina, Inc.                                    2,740
Liabilities subject to compromise                                                              --                    48,991
Redeemable common stock (44,680 shares)                                                    14,365
Stockholders' equity (deficit):
  Common stock--$.01 par value; 75,000 shares authorized; shares issued:
      June 30, 2001 - 5,320
      December 31, 2000 - 49,264                                                               53                       493
  Paid-in capital                                                                           2,812                   729,956
  Other Comprehensive loss                                                                     --                      (884)
  Accumulated deficit                                                                      (3,401)                 (764,733)
                                                                                  ---------------           ---------------
                                                                                             (536)                  (35,168)
  Less treasury stock, at cost:
     June 30, 2001 - 0 shares
     December 31, 2000 - 579 shares                                                            --                    (1,110)
                                                                                  ---------------           ---------------
                                                                                             (536)                  (36,278)
                                                                                  ---------------           ---------------
      Total liabilities and stockholders' equity (deficit)                        $        29,405           $        22,592
                                                                                  ===============           ===============

                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              (In Thousands, except per share amounts) (Unaudited)


                                                     Reorganized        Predecessor       Reorganized
                                                       Company            Company           Company
                                                     Three Months       Three Months       Five Months
                                                    Ended June 30,     Ended June 30,     Ended June 30,
                                                        2001               2000               2001
                                                   ---------------    ---------------    ---------------

Operating revenues                                 $            (0)   $         6,596    $           904

Costs and expenses:
   Cost of revenues                                             --             (6,336)              (784)
   Depreciation, depletion
      and amortization                                          (4)              (302)                (8)
   Property closing and holding costs                       (1,069)                --             (2,114)
   Exploration                                                  --               (452)                --
   Selling, general and
      administrative expense                                  (855)            (1,077)            (1,393)
   Net curtaiment gain on employee benefit plans                44                                    44
                                                   ---------------    ---------------    ---------------
                                                            (1,885)            (8,167)            (4,255)
                                                   ---------------    ---------------    ---------------

Other income (expense)
   Interest income                                               1                 28                  6
   Interest and debt expense:
      Contractual interest and debt expense                   (250)              (979)              (390)
      Reduction attributable to bankruptcy                      --                 --                 --
                                                   ---------------    ---------------    ---------------
                                                              (250)              (979)              (390)
   Mark to market loss                                          --                  2                  0
   Other, net                                                  195               (221)               334
                                                   ---------------    ---------------    ---------------
                                                               (54)            (1,170)               (50)
                                                   ---------------    ---------------    ---------------

Loss before reorganization items                            (1,939)            (2,741)            (3,401)
Reorganization items:
   Adjust accounts to fair value                                --                 --                 --
   Professional fees                                            --                 --                 --
   Interest earned while in Chapter 11                          --                 --                 --
                                                   ---------------    ---------------    ---------------

Net income (loss) before extraordinary item                 (1,939)            (2,741)            (3,401)
Extraordinary item:
  Gain on debt discharge                                        --                 --                 --
                                                   ---------------    ---------------    ---------------

Net income (loss)                                  $        (1,939)   $        (2,741)   $        (3,401)
                                                   ===============    ===============    ===============

Basic and diluted loss
    per common share:                              $         (0.04)                      $         (0.07)
                                                   ===============                       ===============

Weighted average common shares outstanding                  50,000                                50,000
                                                   ===============                       ===============



                                                          Predecessor Company
                                                    One Month Ended       Six Months
                                                       January 31,      Ended June 30,
                                                         2001                2000
                                                    ---------------    ---------------

Operating revenues                                  $         2,015    $        13,773

Costs and expenses:
   Cost of revenues                                          (1,714)           (12,704)
   Depreciation, depletion
      and amortization                                           (3)              (635)
   Property closing and holding costs                           (96)                --
   Exploration                                                   --               (827)
   Selling, general and
      administrative expense                                   (208)            (2,174)
   Net curtaiment gain on employee benefit plans                 --                 --
                                                    ---------------    ---------------
                                                             (2,020)           (16,340)
                                                    ---------------    ---------------

Other income (expense)
   Interest income                                               --                 46
   Interest and debt expense:
      Contractual interest and debt expense                    (371)            (3,915)
      Reduction attributable to bankruptcy                      316                 --
                                                    ---------------    ---------------
                                                                (55)            (3,915)
   Mark to market loss                                           --               (164)
   Other, net                                                     6               (213)
                                                    ---------------    ---------------
                                                                (49)            (4,246)
                                                    ---------------    ---------------

Loss before reorganization items                                (55)            (6,813)
Reorganization items:
   Adjust accounts to fair value                              8,239                 --
   Professional fees                                           (785)                --
   Interest earned while in Chapter 11                            2                 --
                                                    ---------------    ---------------

Net income (loss) before extraordinary item                   7,401             (6,813)
Extraordinary item:
  Gain on debt discharge                                     28,876                 --
                                                    ---------------    ---------------

Net income (loss)                                   $        36,278    $        (6,813)
                                                    ===============    ===============

Basic and diluted loss
    per common share:


Weighted average common shares outstanding





                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In Thousands, except per share amounts) (Unaudited)

                                                               Reorganized
                                                                 Company                  Predecessor Company
                                                               Five Months           One Month            Six Months
                                                                  Ended                Ended                 Ended
                                                                 June 30,            January 31,           June 31,
                                                                   2001                 2001                 2000
                                                              ---------------      ---------------      ---------------
Cash used by operating activities:
  Net loss                                                    $        (3,401)     $        36,278      $        (6,814)
  Adjustments to reconcile net loss
    to net cash used by operations:
      Depreciation, depletion and amortization                              8                    3                  635
      Gain on sale of property and equipment                             (315)                   0                    0
      Interest on Senior Conv & 10% Notes paid
          or payable in stock                                              --                   --                1,706
      Common stock issued for interest on
         Senior Convertible Notes                                          --                   --                  573
      Adjust accounts to fair value                                        --               (8,239)                  --
      Gain on debt discharge                                               --              (28,876)                  --
      Net curtailment gain                                                (44)                  --                   --

      Net (increase) decrease in:
        Silver bullion                                                     --                   --                  152
        Accounts receivable                                             1,839                 (631)                (309)
        Inventories                                                       146                  193                  768
        Other assets and deferred charges                                (233)                 (30)                 232

      Net increase (decrease) in:
        Accounts payable and accrued expenses                          (1,563)                 582                1,084
        Accrued pension and other postretirement benefits                 (32)                 (46)                 (77)
        Other liabilities and deferred credits                           (162)                  84                 (113)
                                                              ---------------      ---------------      ---------------
    Net cash used by operations                                        (3,756)                (682)              (2,163)
                                                              ---------------      ---------------      ---------------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                               --                   --               (1,099)
  Sale of property, plant and equipment                                 1,113                   --                   --
  Sale of silver bullion                                                   --                   --                3,840
                                                              ---------------      ---------------      ---------------
    Net cash provided by investing activities                           1,113                   --                2,741
                                                              ---------------      ---------------      ---------------

Cash provided by financing activities:
  Proceeds from issuance of long term debt                              2,770                  550                    0
                                                              ---------------      ---------------      ---------------

Increase (decrease) in cash and cash investments                          127                 (132)                 578
Cash and cash investments, beginning of period                            158                  291                  628
                                                              ---------------      ---------------      ---------------

Cash and cash investments, end of period                      $           285      $           159      $         1,206
                                                              ===============      ===============      ===============

Supplemental cash flow information -

  Interest paid in cash                                       $            99      $            38      $            92
                                                              ===============      ===============      ===============

  Noncash financing transactions:
     Common stock issued upon conversion of debt                           --                   --                1,031
     Common stock issued for
           mandatory prepayment of debt                                    --                   --                1,250
     Common stock issued for payment of interest                           --                   --                  544

Cash flows related to reorganization items:
   Operations activities:
      Interest received on accumulated cash                                --                    2                   --
      Payment of professional fees                                      1,066                  102                   --
   Financing activities                                                    --                   --                   --
   Investing activities                                                    --                   --                   --




                      See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001

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

                  The Third Amended and Restated Joint Chapter 11 Plan of Reorganization as modified (the "Plan") was confirmed on December 5, 2000 (the "Confirmation Order"). Under the terms of the Confirmation Order, certain conditions precedent existed to the effectiveness of the Plan set forth in the Plan and the Confirmation Order, all of which were satisfied. The effective date of the Plan was February 5, 2001 (the "Effective Date"). (See Note 2 for discussion of the Plan.)

                  To fund continuing operations, the Company procured a $5 million Debtor-in-possession credit facility (the "DIP Facility").

2.       PLAN OF REORGANIZATION

                  The Plan, cosponsored by four of the Company's major creditors, became effective on February 5, 2001 and provided that:

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

         o Approximately 90% of the new common stock is held by affiliates of Elliott Associates, L.P. and Stonehill Capital Management LLC (the "Principal Shareholders") who have appointed four members to the Company's five-member Board of Directors. The Principal Shareholders also hold a Call Option which, upon the occurrence of certain adverse events, may allow the holders to acquire Sunshine Argentina, the owner of the Pirquitas Mine in Argentina, the Company's principal asset.

         o Prior to the Effective Date, the Company obtained approval of a new consent decree from the Idaho District Court releasing the Company from a 1994 Consent Decree, which obligated it to remediate certain property in the Bunker Hill Superfund Site. The new Consent Decree was entered on January 22, 2001. The Company also reached agreement with certain agencies of the United States and the Coeur d'Alene Indian Tribe regarding certain covenants not to sue the Company for potentially significant environmental claims. In consideration for the releases and agreement not to sue, the Company issued the plaintiffs ten-year warrants to acquire up to 4.975 million shares of the Company's New Common stock at an exercise price of $.66 per share; deeded to the plaintiffs certain timberland in North Idaho; agreed to pay a sliding scale royalty commencing at silver prices in excess of $6.00 per ounce on production from the Sunshine Mine; and performed certain test work and remediation at the ConSil mine site.

3.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 2000.

                  The financial statements for the period ended June 30, 2001 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance of SOP 90-7, the Company adopted "fresh start" reporting as of January 31, 2001. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. The net effect of all fresh start reporting adjustments resulted in income of $8.2 million, which is reflected in the Statement of Operations for the one month ended January 31, 2001 in accordance with SOP 90-7. The effective date is considered to be the close of business on January 31, 2001 for financial reporting purposes. The periods presented prior to January 31, 2001 have been designated "Predecessor Company" and the periods subsequent to January 31, 2001 have been designated "Successor Company." As a result of the implementation of fresh start reporting, the financial statements of the Company after the effective date are not comparable to the Company's financial statements for prior periods.

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

                  The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of January 31, 2001:

                                                    Predecessor             Reorganization and                Reorganized
                                                      Company             Fresh Start Adjustments               Company
                                                    ------------      --------------------------------        ------------
                                                     January 31,                                               January 31,
(In thousands)                                          2001             Debit               Credit               2001
                                                    ------------      ------------        ------------        ------------

ASSETS
Total current assets                                $      5,195      $         --        $         71(a)     $      5,124
Property, plant and equipment, net                        14,669            10,794(a)               --              25,463
Other assets                                               2,780                --               1,530(a)            1,250
                                                    ------------      ------------        ------------        ------------
                                                    $     22,644      $     10,794        $      1,601        $     31,837
                                                    ============      ============        ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities                           $      2,641      $         --        $        321(a)     $      2,962
Noncurrent liabilities                                    57,118            48,846(b)              633(a)            8,905
Liability for call option on Sunshine
   Argentina, Inc.                                            --                --               2,740(c)            2,740
                                                    ------------      ------------        ------------        ------------
Total Liabilities                                         59,759            48,846               3,694              14,607
Redeemable common stock                                       --                --              14,467(d)           14,467
Stockholders' equity (deficit):
   Common stock                                              492               492(e)               50(f)               50
   Paid in capital                                       729,957           729,957(e)            2,713(f)            2,713
   Accumulated other comprehensive
      loss                                                  (884)               --                 884(e)               --
   Accumulated deficit                                  (765,570)               --             765,570(e)               --
   Less treasury stock at cost                            (1,110)               --               1,110(e)               --
                                                    ------------      ------------        ------------        ------------
                                                         (37,115)          730,449             769,289               1,725
                                                    ------------      ------------        ------------        ------------
                                                    $     22,644      $    779,295        $    788,488        $     31,837
                                                    ============      ============        ============        ============

Explanations of reorganization and fresh start adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant and equipment, other assets and liabilities to estimated current fair value. The book value for the Pirquitas Mine is increased by approximately $11 million and the book value of other properties is reduced by approximately $200 thousand. Property, plant and equipment after adjustments consists of the following:

        Pirquitas Mine                     $24,750
        Land                                   380
        Other mining interests                 333
                                           -------
                                           $25,463

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

4.       RECOVERABILITY OF INVESTMENT IN THE PIRQUITAS MINE

                  Under the terms of the Plan and the Confirmation Order on the Effective Date, the capital stock of Sunshine Argentina, Inc. ("Argentina") was cancelled and Argentina issued the "New Argentina Stock." Sunshine caused the incorporation and organization of Sunshine International Mining, Inc., a Delaware corporation ("International"), all of the issued and outstanding stock of which is owned by Sunshine. Sunshine contributed to the capital of International all of the New Argentina Stock such that Argentina became a wholly-owned subsidiary of International which in turn is a wholly-owned subsidiary of Sunshine. Simultaneously Sunshine, International and Argentina entered into a Call Option Agreement dated February 5, 2001, with the Elliott Group and the Stonehill Group, pursuant to which International granted (i) a contingent call option to each holder within the Elliott Group and the Stonehill Group to purchase, collectively, up to 100% of the shares of New Argentina Stock for $1 million and (ii) a first priority perfected security interest in the New Argentina Stock. Such call option(s) was granted to purchase a maximum number of shares of New Argentina Stock at a specified purchase price which option is to be reduced proportionately in the event the Elliott Group holders and/or the Stonehill Group holders sell more than 50% of their shares of New Common Stock of Sunshine received. For example, if the Elliott Group holders were to sell 55% of their shares of Sunshine Common Stock initially received, then the maximum number of New Argentina Stock that the Elliott Group holders could purchase in the aggregate upon exercise of their Call Options would be reduced by a percentage equal to (55% - 50%) x 2, or 10%. The term of each Call Option expires at the time of exercise in full of such Call Option, or if the market capitalization of Sunshine shall exceed $150,000,000 for at least 60 consecutive days or on the tenth anniversary of the Effective Date of the Plan. The Call Option becomes exercisable upon the occurrence of any one or more of nine separate events, including (i) the de-listing of the Sunshine New Common Stock from an "Approved Market," (ii) suspension of the Sunshine New Common Stock from trading on an Approved Market for at least seven consecutive calendar days, (iii) reduction in the overall market capitalization of Sunshine to less than $15,000,000 for at least fifteen consecutive calendar days, (iv) a bankruptcy proceeding occurring with respect to Sunshine or one of its subsidiaries, (v) Sunshine fails to comply with its obligations in the Call Option Agreement, and (vi) other events, including any default under the Credit Facility. The Call Option, once exercisable, may be exercised at any time by any of the holders thereof. The effect of the Call Option(s) is to potentially allow the Elliott Group holders and the Stonehill Group holders (and certain of their successors and assigns) to acquire Sunshine Argentina which in turn owns the Pirquitas Mine and other assets. Should such an event occur, Sunshine's investment in the property, carried on the balance sheet at $24,750,000, would no longer be an asset of Sunshine, nor would the assigned proven and probable reserves totaling 129.6 million ounces of silver, along with 59,000 tons of tin and 273,000 tons of zinc. The New Argentina Stock has been pledged under the Call Option Agreement under a separate Pledge Agreement to the Elliott Group holders and the Stonehill Group holders and delivered to Wells Fargo Bank Minnesota, N.A. as administrative and pledge agent.

                  The Company's market capitalization in recent weeks has been only slightly in excess of or below $15 million, the level that could trigger exercise of the Call Option. The Elliott Group and the Stonehill Group have agreed to a forbearance of exercising the Call Option as part of a refinancing of the Credit Facility. See Note 7.

5.       EXTRAORDINARY ITEM

                  The extraordinary items recorded for the one month ended January 31, 2001 are comprised of the write-off of the unamortized debt issuance costs and the extraordinary gain on debt discharge recognized as a result of the consummation of the Plan as follows (in thousands):

Write off of unamortized debt issuance costs                               $        (92)
Discharge of debt, liabilities and associated accrued interest                   48,938
Value of securities issued                                                      (19,970)
                                                                           ------------
         Extraordinary gain                                                $     28,876

6.       INVENTORIES

                  The components of inventory consist of the following:

                                               June 30        December 31
                                                 2001             2000
                                             ------------     ------------
Precious metals inventories:
     Work in process                         $          0     $        187
     Finished goods                                    28               28
Materials and supplies inventories                  1,146            1,285
                                             ------------     ------------
                                             $      1,174     $      1,500
                                             ============     ============

7. DEBTOR-IN-POSSESSION FINANCING/REPLACEMENT CREDIT FACILITY/AMENDED CREDIT FACILITY

                  The Company obtained a $5 million post-petition debtor-in-possession financing facility (the "DIP Facility") with affiliates of the Cosponsoring Bondholders. Sunshine Argentina, Inc., a wholly-owned subsidiary, was the borrower under the DIP Facility, and the Company and its other subsidiaries were guarantors. The base rate of interest under the DIP Facility was 15% per annum with a $150 thousand commitment fee that was expensed in 2000. Borrowings under the DIP Facility were secured by substantially all of the Company's assets. After the Plan became effective, the outstanding balance under the DIP facility of approximately $2.7 million was rolled into a replacement secured Credit Facility with the same lenders with repayment due within eighteen months. The Credit Facility has a maximum commitment of $5 million, an interest rate of 15% and a commitment fee of $150 thousand. As of June 30, 2001, the Company had borrowed the full $5 million under the Credit Facility. In July, 2001, the lenders advanced an additional $420 thousand under a secured demand note with the same interest rate and fees as the Credit Facility. The Company and the lenders have agreed to enter into the Second Amended and Restated Credit Agreement (the "Amended Credit Facility") to supply the Company with sufficient financing to maintain the Pirquitas property, complete the closing and securing of the Sunshine Mine pending a substantial recovery in silver prices, and fund necessary corporate overhead for a period of time. The Company expects to enter into the Amended Credit Facility in the near future.

                  The Amended Credit Facility will refinance the entire $5.42 million of advances made to date and commit to advance another $1.08 million for a total commitment of $6.5 million, subject to a $325 thousand commitment fee. At the option of the lenders, an additional $1.5 million of advances may be available, which if exercised would bring the total borrowing to $8 million. Based on current projections, we estimate that if the full amount of the facility is made available, it would fund the Company's cash requirements through at least the second quarter of 2002.

                  The principal amount of the advances are to be repaid on the earlier of December 31, 2002 or the occurrence of an event of default that shall be continuing as defined in the Amended Credit Facility. Interest will continue to accrue at 15% per annum.

                  In consideration for the increase in the commitment, the extension of the maturity date of the Credit Facility and the forbearance of affiliates of the lenders from exercising either penalty and repurchase provisions of the Registration Rights Agreement or the Call Option, the lenders were granted a "Participation." The Participation provides that the lenders will be entitled to the first $10 million above the outstanding loan balance in certain future sales (other than operating revenues), security offerings or receipts of judgments or awards. The Company can, within 90 days of the date of the Amended Credit Facility, refinance these loans, if more favorable terms can be found, without paying the Participation.

8.       CLOSURE OF THE SUNSHINE MINE

                  On February 2, 2001, Sunshine's wholly owned subsidiary, Sunshine Precious Metals, Inc. ("SPMI"), received notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept deliveries. Management sought alternatives for the production from the Sunshine Mine but was not successful in securing an economically viable alternate arrangement. As a result, SPMI notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001, and the mine was then placed on a care and maintenance status.

                  Since the closure of the Sunshine Mine on February 16, the Company has no sources of revenues. In addition, the Company has been incurring significant costs associated with the closure of the mine, including funding severance benefits and accrued vacation liability and costs associated with preparing the mine for an extended period of care and maintenance. Offsetting a portion of these costs has been proceeds from the liquidation of certain equipment at the property, including the entire fleet of diesel equipment. The decision to liquidate the equipment was based on, among other things, the expectation that during an extended shutdown period, the equipment would deteriorate significantly.

                  During the second quarter, the Company determined that the costs of holding the mine under its original care and maintenance plan would be more than it could afford. Therefore, new plans were made to secure the property, including closing off underground access after removal of certain equipment, including electrical transformers and substations. Pumps have been shut off and it is anticipated that over the next two to four years the water level at the property will rise to about the 3100 level. The Company does not anticipate attempting to reopen the mine until such time as a substantial increase in the price of silver would justify the required expenditure.

                  The cost to reopen the mine is not known. The longer the mine remains closed in this manner, the higher the cost to reopen will be. Over time underground shafts and drifts will deteriorate without regular maintenance, and eventually may become unusable.

9.       EMPLOYEE BENEFIT PLANS

                  During the second quarter, the Company recognized the following curtailment gain and loss:

Curtailment gain for postretirement benefits
  other than pensions                                       $        410
Curtailment loss for pensions                                       (366)
                                                            ------------
Net curtailment gain                                        $         44
                                                            ============

         Curtailment Gain for post retirement benefits other than pensions

                  The collective bargaining agreements ("CBA's") entered into between SPMI and United Steelworkers of America (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "Unions") expired on April 30, 2001. As a result, SPMI was no longer required to provide retiree life insurance to all former employees covered by a collective bargaining agreement ("Post 87 Union Retirees") who retired after November 23, 1987. Also, as a result of the expiration of the CBA's, SPMI is only required to provide retiree medical benefits to qualified Post 87 Union Retirees until April 30,

         2002. SPMI recognized a curtailment gain of $410 thousand related to these changes in required postretirement medical and life insurance benefits.

                  In July, SPMI appropriately notified all Union Employees who retired prior to November 23, 1987 that their retiree life insurance and medical benefits would be canceled as of August 31, 2001. Also in July, SPMI appropriately notified employees not covered by a collective bargaining agreement who retired prior to 1994 that their retiree life insurance would be canceled as of August 31, 2001 and their retiree medical benefits would be canceled as of September 30, 2001. During the third quarter, SPMI expects to recognize a curtailment gain as a result of these cancellations of retiree life insurance and medical. The amount of such curtailment gain has not been determined at this time.

         Curtailment Loss for Pensions

                  The Sunshine Negotiated Plan provides for an early retirement benefit equal to 100% of a participant's accrued benefit if the participant has 30 or more years of service. As a result of the closure of the Sunshine Mine, approximately 28 Union Employees with 30 or more years of service elected to retire and receive their early retirement benefit unreduced despite the fact that they were not 65 years of age. This resulted in a curtailment loss for pension plans of approximately $366 thousand due to the acceleration of the payment of benefits compared to prior actuarial assumptions.

                  The Negotiated Pension Plan also provides that certain employees who are "laid off due to the permanent shutdown of the total plant covered by this Plan may retire and receive a "75/80" pension." Eligibility requirements are ten years of service, and if at least 55 years of age, his age and years of service total 75 years or more or if younger than 55, his age and years of service total 80. If eligible for the 75/80 retirement, a participant would receive his or her unreduced early retirement benefit plus a $399.30 temporary monthly supplement payable until age 65 at the latest. SPMI does not believe that there has been "permanent shutdown of the total plant." If it were determined that there has been a permanent shutdown of the total plant," SPMI would incur an estimated additional curtailment loss for pension plans of between $900 thousand and $1.2 million.

                      SUNSHINE MINING AND REFINING COMPANY

           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations for the
                     Six Months Ended June 30, 2001 and 2000

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

LIQUIDITY AND CAPITAL RESOURCES


         The Company and three of its principal subsidiaries filed for protection under Chapter 11 on August 23, 2000. The Elliott Group and the Stonehill Group, whose affiliates were the Company's principal creditors, were co-proponents with the Company of the Plan of Reorganization which was filed contemporaneously with the bankruptcy filing. At the effective date of the Plan of Reorganization, the Stonehill Group and the Elliott Group became the Company's principal owners, owning approximately 90% of the Company's common stock.

         Highwood Partners, L.P. and Stonehill Capital Management, LLC, affiliates of the Elliott Group and the Stonehill Group, provided the Debtor-in-Possession (DIP) financing which was used by the Company and its affiliates as its principal source of funding during the bankruptcy. Upon the Effectiveness of the Plan, on February 5, 2001, approximately $2.7 million was borrowed under the DIP facility. The Stonehill and Elliott affiliates are also providing the Credit Facility, which repaid advances under the DIP facility and has funded the Company since its emergence from bankruptcy. The Credit Facility bears interest at a fixed rate of 15% per annum in the maximum principal amount of $5,000,000. The facility is secured by substantially all of the assets of Sunshine and its subsidiaries, including the Pirquitas Mine. The proceeds of all advances under such facility were to be utilized solely (a) to provide funds necessary to the conduct of the business of Sunshine and its subsidiaries in the ordinary course in accordance with an approved budget, (b) to reimburse fees and disbursements paid by lenders and their professionals in accordance with the budget, and (c) as otherwise contemplated or permitted by the budget. The Credit Facility has been the Company's only source of working capital, other than asset disposals. As of June 30, 2001, the Company had borrowed the full $5 million available under the Credit Facility. In July, 2001, an additional $420 thousand was advanced by the lenders in the form of Demand Notes. The Company and the lenders have agreed to enter into the Second Amended and Restated Credit Agreement (the "Amended Credit Facility") to supply the Company with sufficient financing to maintain the Pirquitas property, complete the closing and securing of the Sunshine Mine pending a substantial recovery in silver prices, and fund necessary corporate overhead for a period of time. The Company expects to enter into the Amended Credit Facility in the near future.

         The Amended Credit Facility will refinance the entire $5.42 million of advances made to date and commit to advance another $1.08 million for a total commitment of $6.5 million, subject to a $325 thousand commitment fee. At the option of the lenders, an additional $1.5 million of advances may be available, which if exercised would bring the total borrowing to $8 million. Based on current projections, we estimate that if the full amount of the facility is made available, it would fund the Company's cash requirements through at least the second quarter of 2002.

         The principal amount of the advances are to be repaid on the earlier of December 31, 2002 or the occurrence of an event of default that shall be continuing as defined in the Amended Credit Facility. Interest will continue to accrue at 15% per annum.

         In consideration for the increase in the commitment, the extension of the maturity date of the Credit Facility and the forbearance of affiliates of the lenders from exercising either penalty and repurchase provisions of the Registration Rights Agreement or the Call Option, the lenders were granted a "Participation." The Participation provides that the lenders will be entitled to the first $10 million above the outstanding loan balance in certain future sales (other than operating revenues), security offerings or receipts of judgments or awards. The Company can, within 90 days of the date of the Amended Credit Facility, refinance these loans, if more favorable terms can be found, without paying the Participation.

         Assuming the Amended Credit Facility is entered into, the Company's strategy will be to hold Pirquitas with the lowest level of possible expenditures, pending an improvement in silver prices. The Company is presently negotiating the sale of certain assets, including the silver refinery at the Sunshine Mine, and its Juanicipio property in Mexico, proceeds of which will be used to cover the Company's ongoing costs. The Company's principal costs going forward are expected to be general and administrative costs, including the costs of maintaining a public company, legal and other expenses associated with a lawsuit against the Company's former auditor, costs of maintaining security at Pirquitas, and the costs of compliance with various Argentine fiscal and mining laws.

          On February 2, 2001, Sunshine received Notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept deliveries. Management sought alternatives for the production from the Sunshine Mine but was not successful in securing an economically viable alternate arrangement. As a result, Sunshine notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001.

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

         It is expected that the reopening of the mine would require a substantial improvement in silver prices. However, due to lack of available funds, the Company significantly cut back exploration and development since the end of 1999, including stopping the so-called ConSil ramp project. Therefore, access to economically recoverable reserves will be limited upon any reopening of the mine, and, before commercial operations can be restarted, a substantial exploration and development effort will be required. In addition, substantial equipment additions will be required to replace the equipment being sold, and to replace equipment removed since the decision to secure the mine was made.

         Registration Rights Agreement. Under the Plan of Reorganization, Sunshine entered into a Registration Rights Agreement with members of the Stonehill Group and the Elliott Group under which the shares of new common stock issued to them are to be registered under federal securities laws. Such agreement requires the filing and effectiveness of a Registration Statement within specified periods of time and other matters. In the event that certain of the commitments under such agreement are not satisfied, each of the holders has a right to provide Sunshine with written notice thereof (a "Put Notice") which would require Sunshine to pay penalties to each such holder (in cash or shares of common stock at the option of the holder), and/or in certain instances, to repurchase the securities from the holder for a "Mandatory Repurchase Price" equal to 115% of the Market Price on the date the holder acquires the right to require Sunshine to repurchase such shares. The Company does not have adequate liquidity to satisfy such a put obligation.

         The Registration Statement while filed has not yet been declared effective within the time frame required by the Registration Rights Agreement. The Company has not recorded any expense relative to penalties mandated by the Registration Rights Agreement, nor made any provision in its financials reflecting the potential requirement to repurchase the common stock of the Elliott Group and the Stonehill Group. The Elliott Group and the Stonehill Group have agreed to a forbearance of enforcing or exercising the penalties and the repurchase requirement as part of a refinancing of the Credit Facility. See Note 7.

         Argentina Transaction; Call Option Agreement. Under the terms of the Plan and the Confirmation Order on the Effective Date, the capital stock of Argentina was cancelled and

Argentina issued the "New Argentina Stock." Sunshine caused the incorporation and organization of Sunshine International Mining, Inc., a Delaware corporation ("International"), all of the issued and outstanding stock of which is owned by Sunshine. Sunshine contributed to the capital of International all of the New Argentina Stock such that Argentina became a wholly-owned subsidiary of International which in turn is a wholly-owned subsidiary of Sunshine. Simultaneously Sunshine, International and Argentina entered into a Call Option Agreement dated February 5, 2001, with the Elliott Group and the Stonehill Group, pursuant to which International granted (i) a contingent call option to each holder within the Elliott Group and the Stonehill Group to purchase, collectively, up to 100% of the shares of New Argentina Stock for $1 million and
(ii) a first priority perfected security interest in the New Argentina Stock. Such call option(s) was granted to purchase a maximum number of shares of New Argentina Stock at a specified purchase price which option is to be reduced proportionately in the event the Elliott Group holders and/or the Stonehill Group holders sell more than 50% of their shares of New Common Stock of Sunshine received. For example, if the Elliott Group holders were to sell 55% of their shares of Sunshine Common Stock initially received, then the maximum number of New Argentina Stock that the Elliott Group holders could purchase in the aggregate upon exercise of their Call Options would be reduced by a percentage equal to (55% - 50%) x 2, or 10%. The term of each Call Option expires at the time of exercise in full of such Call Option, or if the market capitalization of Sunshine shall exceed $150,000,000 for at least 60 consecutive days or on the tenth anniversary of the Effective Date of the Plan. The Call Option becomes exercisable upon the occurrence of any one or more of nine separate events, including (i) the de-listing of the Sunshine New Common Stock from an "Approved Market," (ii) suspension of the Sunshine New Common Stock from trading on an Approved Market for at least seven consecutive calendar days, (iii) reduction in the overall market capitalization of Sunshine to less than $15,000,000 for at least fifteen consecutive calendar days, (iv) a bankruptcy proceeding occurring with respect to Sunshine or one of its subsidiaries, (v) Sunshine fails to comply with its obligations in the Call Option Agreement, and (vi) other events, including any default under the Credit Facility. The Call Option, once exercisable, may be exercised at any time by any of the holders thereof. The effect of the Call Option(s) is to potentially allow the Elliott Group holders and the Stonehill Group holders (and certain of their successors and assigns) to acquire Sunshine Argentina which in turn owns the Pirquitas Mine and other assets. Should such an event occur, Sunshine's investment in the property, carried on the balance sheet at $24,750,000, would no longer be an asset of Sunshine, nor would the assigned proven and probable reserves totaling 129.6 million ounces of silver, along with 59,000 tons of tin and 273,000 tons of zinc. The New Argentina Stock has been pledged under the Call Option Agreement under a separate Pledge Agreement to the Elliott Group holders and the Stonehill Group holders and delivered to Wells Fargo Bank Minnesota, N.A. as administrative and pledge agent. If the lenders exercise the repurchase option or fail to extend additional credit, it is likely that the Call Option would be exercisable.

         In addition, the Company's market capitalization in recent weeks has been only slightly in excess of or below $15 million, the level that could trigger exercise of the Call Option. The Elliott Group and the Stonehill Group have agreed to a forbearance of exercising the Call Option as part of a refinancing of the Credit Facility. See Note 7.

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

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first half of 2001 was $4.4 million compared to $2.2 million in the first half of 2000.

         In the first half of 2001, sale of property, plant and equipment provided $1.1 million of cash. Investing activities in the first half of 2000 included $3.8 million proceeds from sale of investment silver bullion and $1.1 million of net additions to property, plant and equipment including $462 thousand for the development of Pirquitas.

         Cash provided by financing activities in 2001 primarily consists of $3.3 million proceeds from borrowings under the DIP and Credit Facility.

RESULTS OF OPERATIONS

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

THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         The Company had no operating revenues in the 2001 quarter due to the closure of the Sunshine Mine on February 16, 2001. In the second quarter of 2000, the Company had $6.6 million of operating revenues solely from production from the Sunshine Mine.

         Due to the closure of the Sunshine Mine, the Company had no cost of revenues in the 2001 quarter compared to $6.3 million of cost of revenues in the 2nd quarter of 2000.

          Property shutdown and holding costs in the current quarter consisted of approximately $850 thousand of costs incurred to place the Sunshine Mine on care and maintenance status, or to secure the property for shutdown. The remaining holding costs of approximately $219 thousand were primarily costs to hold the Pirquitas Mine.

         General and administrative costs decreased $223 thousand due primarily to reductions in staff, partially offset by $154 thousand for legal and other expenses associated with the Company's lawsuit against Ernst & Young LLP, the Company's former auditor.

         In the 2001 quarter, the Company recognized a curtailment gain of $410 thousand for post retirement benefits other than pensions, partially offset by a curtailment loss of $366 thousand for pensions. See Note 9.

         Interest and debt expense decreased $729 thousand primarily due to the cancellation of debt pursuant to the Plan.

         In the 2001 period, other income of $195 thousand was primarily due to gains from the sale of certain equipment. Other, net for the 2000 quarter included fees and expenses related to attempted financing transactions and asset sales.

THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2000

Consolidated Results of Operations:

                                                     Six Months Ended         Six Months Ended
(In thousands)                                         June 30, 2001            June 30, 2000
                                                   --------------------      --------------------

Operating revenues                                 $              2,919      $             13,773
Costs and expenses:
   Cost of revenues                                              (2,498)                  (12,704)
   Depreciation, depletion and amortization                         (11)                     (635)
   Property closing and holding costs                            (2,210)                       --
   Exploration                                                       --                      (827)
   Selling, general and administrative expense                   (1,601)                   (2,174)
                                                   --------------------      --------------------
                                                                 (6,320)                  (16,340)
                                                   --------------------      --------------------
Other income (expense)
   Interest income                                                    6                        46
   Interest and debt expense:
      Contractual interest and debt expense                        (761)                   (3,915)
      Reduction attributable to bankruptcy                          316                        --
                                                   --------------------      --------------------
                                                                   (445)                   (3,915)
   Mark to market loss                                               --                      (164)
   Other, net                                                       340                      (213)
                                                   --------------------      --------------------
                                                                    (99)                   (4,246)
                                                   --------------------      --------------------
Loss before reorganization items                                 (3,500)                   (6,813)
Reorganization items:
   Adjust accounts to fair value                                  8,239                        --
   Professional fees                                               (785)                       --
   Interest earned while in Chapter 11                                2                        --
                                                   --------------------      --------------------
Net income (loss) before extraordinary item        $              3,956      $             (6,813)
                                                   ====================      ====================

         Consolidated operating revenues decreased approximately $10.9 million for the first half of 2001 compared to the first half of 2000. The decrease in operating revenues primarily resulted from the closure of the Sunshine Mine on February 16, 2001.

         Cost of revenues decreased $10.2 million primarily due to the closure of the Sunshine Mine on February 16, 2001.

          Property shutdown and holding costs in the first half consisted of approximately $1.7 million of costs incurred to place the Sunshine Mine on care and maintenance status. The remaining holding costs of approximately $569 thousand were primarily costs to hold the Pirquitas Mine.

         General and administrative costs decreased $573 thousand due primarily to reductions in staff, partially offset by $212 thousand for legal and other expenses associated with the Company's lawsuit against Ernst & Young LLP.

         In the 2001 period, the Company recognized a curtailment gain of $410 thousand for post retirement benefits other than pensions, partially offset by a curtailment loss of $366 thousand for pensions. See Note 9.

         Interest and debt expense decreased $3.5 million primarily due to the cancellation of debt pursuant to the Plan.

         Mark-to-market loss on silver held for investment amounted to $164 thousand in the 2000 period. No silver was held for investment during the 2001 period.

         In the 2001 period, other income of $340 thousand was primarily due to gains from the sale of certain equipment. Other, net for the 2000 quarter included fees and expenses related to attempted financing transactions and asset sales.

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

                               SUNSHINE MINING AND REFINING COMPANY

Dated:  August 20, 2001        By:       WILLIAM W. DAVIS
                                  ------------------------------------------
                                         William W. Davis
                                         President and Chief Financial Officer