Form 10-Q
period 2001-09-30
SUNSHINE MINING & REFINING CO
filed 2001-11-16
CIK 833376

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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
Yes       X       No
         ----          -----

                                                  Number of Shares Outstanding
Title of Each Class of Common Stock                     at November 15, 2001
-----------------------------------               ------------------------------

    Common Stock, $.01 par value                           50,000,000

                      SUNSHINE MINING AND REFINING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                       Reorganized Company      Predecessor Company
                                                                         September 30,             December 31,
                                                                              2001                     2000
                                                                       -------------------      --------------------
ASSETS
------

Current assets:
   Cash and cash investments                                           $              204       $               291
   Silver bullion                                                                      10                        10
   Accounts receivable                                                                 98                     1,626
   Inventories                                                                        304                     1,500
   Assets available for sale                                                          121                     1,006
   Other current assets                                                               792                       731
                                                                       -------------------      --------------------
      Total current assets                                                          1,529                     5,164

Property, plant and equipment, at cost                                             25,509                    40,933
  Less accumulated depreciation,
    depletion and amortization                                                       (199)                  (26,262)
                                                                       -------------------      --------------------
                                                                                   25,310                    14,671
Investments and other assets                                                        1,333                     2,757
                                                                       -------------------      --------------------
                              Total assets                             $           28,172                  $ 22,592
                                                                       ===================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------

Liabilities not subject to compromise:
   Current liabilities:
     Accounts payable                                                  $              355       $               697
     Accrued expenses                                                                 970                     1,643
                                                                       -------------------      --------------------
      Total current liabilities                                                     1,325                     2,340

   Long-term debt                                                                   6,170                     1,530
   Accrued pension and other postretirement benefits                                2,352                     5,230
   Other long-term liabilities and deferred credits                                   694                       779
   Liability for call option on Sunshine Argentina, Inc.                            2,740                         -
Liabilities subject to compromise                                                       -                    48,991
Redeemable common stock (44,274 shares)                                            14,235                         -
Stockholders' equity (deficit):
  Common stock--$.01 par value; 75,000 shares authorized; shares issued:
      September 30, 2001 - 5,726
      December 31, 2000 - 49,264                                                       57                       493
  Paid-in capital                                                                   2,938                   729,956
  Other comprehensive loss                                                              -                      (884)
  Accumulated deficit                                                              (2,339)                 (764,733)
                                                                       -------------------      --------------------
                                                                                      656                   (35,168)
  Less treasury stock, at cost:
     December 31, 2000 - 579 shares                                                     -                    (1,110)
                                                                       -------------------      --------------------
                                                                                      656                   (36,278)
                                                                       -------------------      --------------------
          Total liabilities and stockholders' equity (deficit)         $           28,172       $            22,592
                                                                       ===================      ====================


                      SUNSHINE MINING AND REFINING COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (In Thousands, except per share amounts) (Unaudited)



                                                 Reorganized     Predecessor    Reorganized
                                                   Company         Company        Company          Predecessor Company

                                                 Three Months    Three Months   Eight Months   One Month      Nine Months
                                                    Ended           Ended          Ended          Ended          Ended
                                                  Sept. 30,       Sept. 30,      Sept. 30,      January 31,    Sept. 30,
                                                     2001            2000          2001           2001           2000
                                                   --------       --------       --------       --------       --------


Operating revenues                                 $      -       $  5,139       $    904       $  2,015       $ 18,912

Costs and expenses:
   Cost of revenues                                       -         (5,440)          (784)        (1,714)       (18,144)
   Depreciation, depletion
     and amortization                                  0.00           (286)            (5)            (3)          (921)
Property closing and holding costs                     (828)             -         (2,942)           (96)             -
Exploration                                               -           (638)             -              -         (1,464)
Writedown of warehouse inventory                       (530)             -           (530)             -              -
General and administrative expense                     (724)          (712)        (2,117)          (208)        (2,887)
Net curtaiment gain on employee benefit plans         3,377              -          3,421              -              -
                                                    -------        -------       --------       --------       --------
                                                      1,295         (7,076)        (2,957)        (2,021)       (23,416)
                                                    -------        -------       --------       --------       --------

Other income (expense)
   Interest income                                        2             23              9              -             69
   Interest and debt expense:
      Contractual interest and debt expense            (515)        (1,619)          (905)          (371)        (5,535)
      Reduction attributable to bankruptcy                -            437              -            316            437
                                                   --------       --------       --------       --------       --------
                                                       (515)        (1,182)          (905)           (55)        (5,098)
Mark to market loss                                       -             (2)             0              -           (166)
Other, net                                              280            668            610              6            455
                                                   --------       --------       --------       --------       --------
                                                       (233)          (493)          (286)           (49)        (4,740)
                                                   --------       --------       --------       --------       --------

Income (loss) before reorganization items             1,062         (2,430)        (2,339)           (55)        (9,244)


Reorganization items:
   Adjust accounts to fair value                          -              -              -          8,239              -
   Professional fees                                      -         (1,348)             -           (785)        (1,348)
   Interest earned while in Chapter 11                    -              -              -              2              -
                                                   --------       --------       --------       --------       --------
Net income (loss) before extraordinary item           1,062         (3,778)        (2,339)         7,401        (10,592)
Extraordinary item:
   Gain on debt discharge                                 -              -              -         28,876              -
                                                   --------       --------       --------       --------       --------
Net income (loss)                                  $  1,062       $ (3,778)      $ (2,339)      $ 36,277       $(10,592)
                                                   ========       ========       ========       ========       ========

Basic and diluted income (loss)
   per common share:                               $   0.02                      $  (0.05)
                                                   ========                      ========

Weighted average common shares outstanding           50,000                        50,000
                                                   ========                      ========



                             See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (In Thousands, except per share amounts) (Unaudited)

                                                                  Reorganized
                                                                    Company                         Predecessor Company
                                                               Eight Months Ended         One Month Ended         Nine Months Ended
                                                                   Sept. 3O,                January 31,               Sept. 31,
                                                                     2001                      2001                     2000
                                                             ---------------------     ---------------------     -------------------

Cash used by operating activities:
  Net income (loss)                                               $ (2,339)                    $ 36,277            $ (9,244)
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
      Depreciation, depletion and amortization                           5                            3                 921
      Gain on sale of assets                                          (875)                           -                   -
      Interest on Senior Conv & 10% Notes paid
          or payable in stock                                            -                            -               3,029
      Amortization of debt issuance costs, accretion of
         debt discount and noncash interest                                                                             580
      Adjust accounts to fair value                                      -                       (8,239)                  -
      Gain on debt discharge                                             -                      (28,876)                  -
      Net curtailment gain                                          (3,421)                           -                   -

      Net (increase) decrease in:
        Silver bullion                                                   -                            -                 152
        Accounts receivable                                          1,847                         (631)              1,142
        Inventories                                                  1,016                          193               1,244
        Other assets and deferred charges                             (112)                         (30)                111

      Net increase (decrease) in:
        Accounts payable and accrued expenses                       (1,638)                         582               3,094
        Accrued pension and other postretirement benefits              (43)                         (46)               (181)
        Other liabilities and deferred credits                        (314)                          84              (2,607)
                                                                  --------                     --------            --------
    Net cash used by operations                                     (5,874)                        (683)             (1,759)
                                                                  --------                     --------            --------

Cash used by reorganization items:
   Reorganization items - professional fees                              -                            -              (1,348)
   Professional fees accrued, not paid                                   -                            -                 327
                                                                  --------                     --------            --------
   Net cash used by reorganization items                                 0                            0              (1,021)
                                                                  --------                     --------            --------
Net cash used by operations                                         (5,874)                        (683)             (2,780)
                                                                  --------                     --------            --------

Cash provided (used) by investing activities:
  Additions to property, plant and equipment                             -                            -              (1,062)
  Sale of property, plant and equipment                              1,830                            -                   -
  Sale of silver bullion                                                 -                            -               3,936
                                                                  --------                     --------            --------
    Net cash provided by investing activities                        1,830                            -               2,874
                                                                  --------                     --------            --------

Cash provided by financing activities:
  Proceeds from issuance of common stock upon
   exercise of options and warrants                                      -                            -                   4
  Proceeds from issuance of long term debt                           4,090                          550                   -
                                                                  --------                     --------            --------
    Net cash provided by financing activities                        4,090                          550                   4
                                                                  --------                     --------            --------
Increase (decrease) in cash and cash investments                        46                         (133)                 98
Cash and cash investments, beginning of period                         158                          291                 628
                                                                  --------                     --------            --------

Cash and cash investments, end of period                          $    204                     $    158            $    726
                                                                  ========                     ========            ========


Supplemental cash flow information -

  Interest paid in cash                                           $    559                     $     38            $    199
                                                                  ========                     ========            ========


  Noncash financing transactions:
     Common stock issued upon conversion of debt                         -                            -               1,031
     Common stock issued for
           mandatory prepayment of debt                                  -                            -               1,250
     Common stock issued for payment of interest                         -                            -                 544

Cash flows related to reorganization items:
   Operating activities:
      Interest received on accumulated cash                              -                            2                   -
      Payment of professional fees                                   1,174                          102                   -
   Financing activities                                                  -                            -                   -
   Investing activities                                                  -                            -                   -

                            See accompanying notes.

                      SUNSHINE MINING AND REFINING COMPANY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

1.       VOLUNTARY FILING UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE
                  Sunshine's business and profitability have been negatively affected by an extremely lengthy period of low silver prices. Since 1988, the price of silver has averaged less than $5.00 per ounce compared to an average price of approximately $9.50 per ounce over the prior 10 years. Given the depressed price of silver compared to the Company's cash production costs, the Company's operations have generated a negative cash flow for several years.
                  On August 23, 2000 (the "Petition Date") Sunshine Mining and Refining Company ("Sunshine" or the "Company") and three of its subsidiaries (the "Debtor Subsidiaries" and together with the Company, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (Case No. 00-3409 (MFW)).
                  The Third Amended and Restated Joint Chapter 11 Plan of Reorganization as modified (the "Plan") was confirmed on December 5, 2000 (the "Confirmation Order"). Under the terms of the Confirmation Order, certain conditions precedent existed to the effectiveness of the Plan set forth in the Plan and the Confirmation Order, all of which were satisfied. The effective date of the Plan was February 5, 2001 (the "Effective Date"). (See Note 2 to the Financial Statements for discussion of the Plan.)
                  To fund continuing operations, the Company procured a $5 million Debtor-in-possession credit facility (the "DIP Facility").
2.       PLAN OF REORGANIZATION
              The Plan, cosponsored by four of the Company's major creditors, became effective on February 5, 2001 and provided that:
         - The "old common stock" of Sunshine was canceled (as were all existing issues of warrants and options). Common stockholders with 100 or more shares of common stock as of the Effective Date received a pro rata distribution of approximately 3.4% of the "new common stock." Of the total new shares of stock outstanding (50 million shares) existing common stock holders received approximately 1.7 million shares.
         - All of the Company's pre-bankruptcy funded debt and certain other liabilities (totaling approximately $49 million) was canceled and converted to equity.
         - Approximately 90% of the new common stock is held by affiliates of Elliott Associates, L.P. and Stonehill Capital Management LLC (the "Principal Shareholders") who have appointed four members to the Company's five-member Board of Directors. The Principal Shareholders also hold a Call Option which, upon the occurrence of certain adverse events, may allow the holders to acquire Sunshine Argentina, the owner of the Pirquitas Mine in Argentina, the Company's principal asset.
         - Prior to the Effective Date, the Company settled natural resource damage claims with the United States and the Coeur d'Alene Indian Tribe. The settlement resulted in a new Consent Decree from the Idaho District Court releasing the Company from its obligation to remediate certain property in the Bunker Hill Superfund Site. In the new Consent Decree, entered on January 22, 2001, the United States and the Coeur d'Alene Indian Tribe covenanted not to sue the Company for environmental claims and granted contribution protection from third party claims. In consideration for the releases and agreement not to sue, the Company issued ten-year warrants to acquire up to 4.975 million shares of the Company's New Common stock at an exercise price of $.66 per share; deeded surface rights to certain timberland in North Idaho; agreed to pay a sliding scale royalty on production from the Sunshine Mine commencing at silver prices in excess of $6.00 per ounce; and performed certain test work and remediation at its ConSil mine site.
         - Registration Rights Agreement. Under the Plan of Reorganization, Sunshine entered into a Registration Rights Agreement with its Principal Shareholders under which the shares of new common stock issued to them are to be registered under federal securities laws. The agreement requires the filing and effectiveness of a Registration Statement within specified periods of time and other matters. In the event that certain of the commitments under such agreement are not satisfied, each of the holders has a right to provide Sunshine with written notice thereof (a "Put Notice") which would require Sunshine to pay penalties to each such holder (in cash or shares of common stock at the option of the holder), and/or in certain instances, to repurchase the securities from the holder for a "Mandatory Repurchase Price" equal to 115% of the Market Price on the date the holder acquires the right to require Sunshine to repurchase such shares. The Company does not have adequate liquidity to satisfy such a put obligation. The Registration Statement was not declared effective within the time frame required by the Registration Rights Agreement. The Company has not recorded any expense relative to penalties mandated by the Registration Rights Agreement, nor made any provision in its financials reflecting the potential requirement to repurchase the common stock of the Elliott Group and the Stonehill Group. The Elliott Group and the Stonehill Group agreed to forbear enforcing or exercising the penalties and the repurchase requirement as part of a refinancing of the Credit Facility. See Note 7 to the Financial Statements. The forbearance currently extends through November 30, 2001. The Registration Statement was declared effective as of November 14, 2001.

3.       BASIS OF PRESENTATION
                  The accompanying unaudited consolidated condensed financial statements of Sunshine Mining and Refining Company ("Sunshine" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Sunshine's report on Form 10-K for the year ended December 31, 2000.
                  The financial statements for the period ended September 30, 2001 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code" ("SOP 90-7"). Pursuant to the guidance of SOP 90-7, the Company adopted "fresh start" reporting as of January 31, 2001. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. The net effect of all fresh start reporting adjustments resulted in income of $8.2 million, which is reflected in the Statement of Operations for the one month ended January 31, 2001 in accordance with SOP 90-7. The effective date is considered to be the close of business on January 31, 2001 for financial reporting purposes. The periods presented prior to January 31, 2001 have been designated "Predecessor Company" and the periods subsequent to January 31, 2001 have been designated "Successor Company." As a result of the implementation of fresh start reporting, the financial statements of the Company after the effective date are not comparable to the Company's financial statements for prior periods.
                  Net income (loss) per share data is not presented for periods prior to January 31, 2001 because of the general lack of comparability as a result of the reorganization of the Company and implementation of fresh start reporting by the Company.

                  The reorganization and the adoption of fresh start reporting resulted in the following adjustments to the Company's Condensed Consolidated Balance Sheet as of January 31, 2001:


                                                    Predecessor           Reorganization and                  Reorganized
                                                      Company           Fresh Start Adjustments                 Company
                                               ------------------------------------------------------------------------------

                                                    January 31,                                               January 31,
(In thousands)                                          2001           Debit               Credit                2001
----------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Total current assets                                      $ 5,195           $   -               $  71  (a)          $ 5,124
Property, plant and equipment, net                         14,669          10,794  (a)              -                25,463
Other assets                                                2,780               -               1,530  (a)            1,250
                                                   -------------------------------------------------------------------------
                                                         $ 22,644        $ 10,794              $1,601              $ 31,837
                                                   =========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------
Total current liabilities                                 $ 2,641           $   -              $  321  (a)          $ 2,962
Noncurrent liabilities                                     57,118          48,846  (b)            633  (a)            8,905
Liability for call option on Sunshine
   Argentina, Inc.                                              -               -               2,740  (c)            2,740
                                                   -------------------------------------------------------------------------
Total Liabilities                                          59,759          48,846               3,694                14,607
Redeemable common stock                                         -               -              14,467  (d)           14,467
Stockholders' equity (deficit):
   Common stock                                               492             492  (e)             50  (f)               50
   Paid in capital                                        729,957         729,957  (e)          2,713  (f)            2,713
   Accumulated other comprehensive
      loss                                                  (884)               -                 884  (e)                -
   Accumulated deficit                                  (765,570)               -             765,570  (e)                -
   Less treasury stock at cost                            (1,110)               -               1,110  (e)                -
                                                   -------------------------------------------------------------------------
                                                         (37,115)         730,449             770,327                 2,763
                                                   -------------------------------------------------------------------------
                                                          $22,644       $ 779,295            $788,488              $ 31,837
                                                   =========================================================================

Explanations of reorganization and fresh start adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant and equipment, other assets and liabilities to estimated current fair value. The book value for the Pirquitas Mine is increased by approximately $11 million and the book value of other properties is reduced by approximately $200 thousand. Property, plant and equipment after adjustments consists of the following

      Pirquitas Mine                     $24,750
      Land                                   380
      Other mining interests                 333
                                         -------
                                         $25,463

      The fair value for the Pirquitas Mine was determined by an independent fair-market evaluation in August of 2000. The Company believes that the assumptions used are reasonable and representative of conditions as of August 2000 and January 31, 2001, the date the Company adopted "fresh start" reporting.
(b) To reflect the cancellation of debt and other liabilities pursuant to the Plan.
(c) To record the estimated fair value of the liability for the Call Option issued pursuant to the Plan. The Sunshine Argentina Call Option value was determined using the Black-Scholes Option Pricing Model. The input assumptions used included a ten year option term, volatility of 50%, a 5.93% risk free rate, a current price of $25 million (the estimated market capitalization of the Company after reorganization) and a $15 million strike price (the market capitalization that triggers the call option).
(d) To reflect the new common stock issued to the Principal Shareholders which, in certain instances, the Company would be required to repurchase from the Principal Shareholders.
(e)   To eliminate the old stockholders' equity (deficit).
(f) To reflect the issuance of new common stock and warrants to other than Principal Shareholders.

4.       RECOVERABILITY OF INVESTMENT IN THE PIRQUITAS MINE
                  Under the terms of the Plan and the Confirmation Order on the Effective Date, the capital stock of Sunshine Argentina, Inc. ("Argentina") was cancelled and Argentina issued the "New Argentina Stock." Sunshine caused the incorporation and organization of Sunshine International Mining, Inc., a Delaware corporation ("International"), all of the issued and outstanding stock of which is owned by Sunshine. Sunshine contributed to the capital of International all of the New Argentina Stock such that Argentina became a wholly-owned subsidiary of International which in turn is a wholly-owned subsidiary of Sunshine. Simultaneously Sunshine, International and Argentina entered into a Call Option Agreement dated February 5, 2001, with the Elliott Group and the Stonehill Group, pursuant to which International granted (i) a contingent call option to each holder within the Elliott Group and the Stonehill Group to purchase, collectively, up to 100% of the shares of New Argentina Stock for $1 million and (ii) a first priority perfected security interest in the New Argentina Stock. Such call option(s) was granted to purchase a maximum number of shares of New Argentina Stock at a specified purchase price which option is to be reduced proportionately in the event the Elliott Group holders and/or the Stonehill Group holders sell more than 50% of their shares of New Common Stock of Sunshine received. For example, if the Elliott Group holders were to sell 55% of their shares of Sunshine Common Stock initially received, then the maximum number of New Argentina Stock that the Elliott Group holders could purchase in the aggregate upon exercise of their Call Options would be reduced by a percentage equal to (55% - 50%) x 2, or 10%. The term of each Call Option expires at the time of exercise in full of such Call Option, or if the market capitalization of Sunshine shall exceed $150,000,000 for at least 60 consecutive days or on the tenth anniversary of the Effective Date of the Plan. The Call Option becomes exercisable upon the occurrence of any one or more of nine separate events, including (i) the de-listing of the Sunshine New Common Stock from an "Approved Market," (ii) suspension of the Sunshine New Common Stock from trading on an Approved Market for at least seven consecutive calendar days, (iii) reduction in the overall market capitalization of Sunshine to less than $15,000,000 for at least fifteen consecutive calendar days, (iv) a bankruptcy proceeding occurring with respect to Sunshine or one of its subsidiaries, (v) Sunshine fails to comply with its obligations in the Call Option Agreement, and (vi) other events, including any default under the Credit Facility. The Call Option, once exercisable, may be exercised at any time by any of the holders thereof. The effect of the Call Option(s) is to potentially allow the Elliott Group holders and the Stonehill Group holders (and certain of their successors and assigns) to acquire Sunshine Argentina which in turn owns the Pirquitas Mine and other assets. Should such an event occur, Sunshine's investment in the property, carried on the balance sheet at $24,750,000, would no longer be an asset of Sunshine, nor would the assigned proven and probable reserves totaling 129.6 million ounces of silver, along with 59,000 tons of tin and 273,000 tons of zinc. The New Argentina Stock has been pledged under the Call Option Agreement under a separate Pledge Agreement to the Elliott Group holders and the Stonehill Group holders and delivered to Wells Fargo Bank Minnesota, N.A. as administrative and pledge agent.
                  The Company's market capitalization in recent weeks has been below $15 million, the level that could trigger exercise of the Call Option. The Elliott Group and the Stonehill Group agreed to forbear exercising the Call Option before November 30, 2001 as part of a refinancing of the Credit Facility. See Note 7 to the Financial Statements.
         Current Activities at the Pirquitas Mine
                  In accordance with the Argentine law, the Company is required to update its Environmental Impact Report no less than once every two years. The Company completed the update and submitted it in June 2001. On November 9, 2001 the update was approved. In compliance with the terms of its operating permit, the Company continues ongoing water-quality monitoring, its community development program and other required activities.
                  The Company is exploring financing arrangements for Pirquitas. Until such arrangements are finalized the Company will continue to maintain the project ready for development with all permits up to date.

         Impairment Review
                  As of September 30, 2001, the Company performed an impairment review of the Pirquitas Mine. The undiscounted cash flows were well in excess of the Pirquitas carrying value. Thus, no impairment writedown was necessary.
5.       EXTRAORDINARY ITEM
                  The extraordinary items recorded for the one month ended January 31, 2001 are comprised of the write-off of the unamortized debt issuance costs and the extraordinary gain on debt discharge recognized as a result of the consummation of the Plan as follows (in thousands):


         Write off of unamortized debt issuance costs                                   $       (92)
         Discharge of debt, liabilities and associated accrued interest                      48,938
         Value of securities issued                                                         (19,970)
                                                                                        -----------
                  Extraordinary gain                                                    $    28,876
                                                                                        ===========


6.       INVENTORIES

                  The components of inventory consist of the following:


                                                                         September 30,      December 31,
                                                                             2001               2000
                                                                       ------------------   ---------------

         Precious metals inventories:
              Work in process                                             $      0            $  187
              Finished goods                                                     4                28
         Materials and supplies inventories                                    300             1,285
                                                                          --------            ------
                                                                          $    304            $1,500
                                                                          ========            ======

                  During the third quarter of 2001, materials and supplies inventories were written down $530 thousand due to reduced demand and prices for inventory for the mining industry.
7. DEBTOR-IN-POSSESSION FINANCING/REPLACEMENT CREDIT FACILITY/AMENDED CREDIT FACILITY
                  The Company obtained a $5 million post-petition debtor-in-possession financing facility (the "DIP Facility") with affiliates of the Cosponsoring Bondholders. Sunshine Argentina, Inc., a wholly-owned subsidiary, was the borrower under the DIP Facility, and the Company and its other subsidiaries were guarantors. The base rate of interest under the DIP Facility was 15% per annum with a $150 thousand commitment fee that was expensed in 2000. Borrowings under the DIP Facility were secured by substantially all of the Company's assets. After the Plan became effective, the outstanding balance under the DIP facility of approximately $2.7 million was rolled into a replacement secured Credit Facility with the same lenders with repayment due within eighteen months. The Credit Facility has a maximum commitment of $5 million, an interest rate of 15% and a commitment fee of $150 thousand. The Company borrowed the full $5 million under the Credit Facility and in July, 2001, the lenders advanced an additional $420 thousand under a secured demand note with the same interest rate and fees as the Credit Facility. On September 7, 2001, the Company and the lenders entered into the Second Amended and Restated Credit Agreement (the "Amended Credit Facility") to supply the Company with sufficient financing to maintain the Pirquitas property, complete the closing and securing of the Sunshine Mine pending a substantial recovery in silver prices, and fund necessary corporate overhead for a period of time.
                  The Amended Credit Facility refinanced the entire $5.42 million of advances made previously and provided for another $1.08 million in advances for a total commitment of $6.5 million, subject to a five percent commitment fee. The Company has now borrowed the full $6.5 million. At the option of the lenders, an additional $1.5 million of advances may be available, which if exercised would bring the total borrowing to $8 million. During October 2001, the lenders agreed to advance $185 thousand of the optional commitment. Based on current projections, the Company estimates that if the full amount of the facility is made available, it would fund the Company's cash requirements into at least the second quarter of 2002.
                  The principal amount of the advances are to be repaid on the earlier of December 31, 2002 or the occurrence of an event of default as defined in the Amended Credit Facility. Interest will continue to accrue at 15% per annum.

                  In consideration for the increase in the commitment, the extension of the maturity date of the Credit Facility and the forbearance of affiliates of the lenders from exercising (before October 15, 2001) the penalty and repurchase provisions of the Registration Rights Agreement or the Call Option, the lenders were granted a "Participation." The Participation provides that the lenders will be entitled to the first $10 million above the outstanding loan balance in certain future sales (other than operating revenues), security offerings or receipts of judgments or awards. The Company can, prior to December 7, 2001, refinance these loans, if more favorable terms can be found, without paying the Participation. The Company is looking for other options.
8.       CLOSURE OF THE SUNSHINE MINE
                  On February 2, 2001, Sunshine's wholly owned subsidiary, Sunshine Precious Metals, Inc. ("SPMI"), received notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept deliveries. Management sought alternatives for the production from the Sunshine Mine but was not successful in securing an economically viable alternate arrangement. As a result, SPMI notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001, and the mine was then placed on a care and maintenance status. Since the closure of the Sunshine Mine on February 16, the Company has no sources of revenues.
                  During the second quarter, the Company determined that the costs of holding the mine under its original care and maintenance plan would be more than it could afford. Therefore, new plans were made to secure the property, including closing off underground access after removal of certain equipment, including electrical transformers and substations. Pumps have been shut off and it is anticipated that over the next two to four years the water level at the property will rise to about the 3100 level. The Company does not anticipate attempting to reopen the mine until such time as a substantial increase in the price of silver would justify the required expenditure.
                  The cost to reopen the mine is not known. The longer the mine remains closed in this manner, its cost to reopen will increase. Over time underground shafts and drifts will deteriorate and eventually may become unusable.
9.       EMPLOYEE BENEFIT PLANS
                  The Company recognized the following curtailment gain and loss:



                                                       2001 Quarter Ended:             Eight Months Ended
                                                    June 30       September 30         September 30, 2001
                                                 -------------------------------------------------------------

         Curtailment gain for
           postretirement benefits                       $410              $3,377                     $3,787
           other than pensions
         Curtailment loss for pensions                   (366)                  -                       (366)
                                                 -------------------------------------------------------------
         Net curtailment gain                            $ 44              $3,377                     $3,421
                                                 =============================================================

         Curtailment Gain for post retirement benefits other than pensions
                  The collective bargaining agreements ("CBA's") entered into between SPMI and United Steelworkers of America (which represents the majority of the employees) and the International Brotherhood of Electrical Workers Union (the "Unions") expired on April 30, 2001. As a result, SPMI was no longer required to provide retiree life insurance to all former employees covered by a collective bargaining agreement ("Post 87 Union Retirees") who retired after November 23, 1987. Also, as a result of the expiration of the CBA's, SPMI is only required to provide retiree medical benefits to qualified Post 87 Union Retirees until April 30, 2002. SPMI recognized a curtailment gain of $410 thousand related to these changes in required postretirement medical and life insurance benefits. In July 2001, SPMI appropriately notified all Union Employees who retired prior to November 23, 1987 that their retiree life insurance and medical benefits would be canceled as of August 31, 2001. SPMI also appropriately notified employees not covered by a collective bargaining agreement who retired prior to 1994 that their retiree life insurance would be canceled as of August 31, 2001 and their retiree medical benefits would be canceled as of September 30, 2001. During the third quarter, SPMI recognized a curtailment gain of $3.4 million as a result of these cancellations of retiree life insurance and medical benefits.

         Curtailment Loss for Pensions
                  The Sunshine Negotiated Plan provides for an early retirement benefit equal to 100% of a participant's accrued benefit if the participant has 30 or more years of service. As a result of the closure of the Sunshine Mine, approximately 28 Union Employees with 30 or more years of service elected to retire and receive their early retirement benefit unreduced despite the fact that they were not 65 years of age. This resulted in a curtailment loss for pension plans of approximately $366 thousand due to the acceleration of the payment of benefits compared to prior actuarial assumptions.
                  The Negotiated Pension Plan also provides that certain employees who are "laid off due to the permanent shutdown of the total plant covered by this Plan may retire and receive a "75/80" pension." Eligibility requirements are ten years of service, and if at least 55 years of age, age and years of service total 75 years or more or if younger than 55, age and years of service total 80. If eligible for the 75/80 retirement, a participant would receive an unreduced early retirement benefit plus a $399.30 temporary monthly supplement payable until age 65. SPMI does not believe that there has been "permanent shutdown of the total plant." If it were determined that there has been a permanent shutdown of the total plant," SPMI would incur an estimated additional curtailment loss for pension plans of between $900 thousand and $1.2 million.
                           SUNSHINE MINING AND REFINING COMPANY

                Management's Discussion and Analysis of Financial Condition
                             and Results of Operations for the
                       Nine Months Ended September 30, 2001 and 2000

         Certain matters discussed in this report are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts" and similar expressions. Such statements address future plans, objectives, expectations and events or conditions concerning various matters such as mining exploration, capital expenditures, earnings, litigation, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements, by reason of factors including without limitation, actual results of exploration, silver prices, imprecision of reserve estimates, future economic conditions, regulations, competition and other circumstances affecting anticipated revenue and costs. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.
MANAGEMENT CHANGES
         John S. Simko, Chairman, has been re-appointed President of the Company, a position he had previously held, and Messrs. M. Michael Owens and William J. Pincus were appointed Vice Presidents of Finance and Operations, respectively. William W. Davis resigned as an officer of the Company effective October 1, 2001, to pursue other opportunities.
LIQUIDITY AND CAPITAL RESOURCES
         The Company and three of its principal subsidiaries filed for protection under Chapter 11 on August 23, 2000. The Elliott Group and the Stonehill Group, whose affiliates were the Company's principal creditors, were co-proponents with the Company of the Plan of Reorganization which was filed contemporaneously with the bankruptcy filing. At the effective date of the Plan of Reorganization, the Stonehill Group and the Elliott Group became the Company's principal owners, owning approximately 90% of the Company's common stock.
         Highwood Partners, L.P. and Stonehill Capital Management, LLC, affiliates of the Elliott Group and the Stonehill Group, provided the Debtor-in-Possession (DIP) financing which was used by the Company and its affiliates as its principal source of funding during the bankruptcy. Upon the Effectiveness of the Plan, on February 5, 2001, approximately $2.7 million was borrowed under the DIP facility. The Stonehill and Elliott affiliates are also providing the Credit Facility, which repaid advances under the DIP facility and has funded the Company since its emergence from bankruptcy. The Credit Facility bears interest at a fixed rate of 15% per annum in the maximum principal amount of $5,000,000. The facility is secured by substantially all of the assets of Sunshine and its subsidiaries, including the Pirquitas Mine. The proceeds of all advances under such facility were to be utilized solely (a) to provide funds necessary to the conduct of the business of Sunshine and its subsidiaries in the ordinary course in accordance with an approved budget, (b) to reimburse fees and disbursements paid by lenders and their professionals in accordance with the budget, and (c) as otherwise contemplated or permitted by the budget. The Credit Facility has been the Company's only source of working capital, other than asset disposals. The Company borrowed the full $5 million available under the Credit Facility and in July, 2001, an additional $420 thousand was advanced by the lenders in the form of Demand Notes. On September 7, 2001 the Company and its lenders entered into the Second Amended and Restated Credit Agreement (the "Amended Credit Facility") to supply the Company with sufficient financing to maintain the Pirquitas property, complete the closing and securing of the Sunshine Mine pending a substantial recovery in silver prices, and fund necessary corporate overhead for a period of time.
         The Amended Credit Facility refinanced the entire $5.42 million of advances made to date and committed to advance another $1.08 million for a total commitment of $6.5 million, subject to a $325 thousand commitment fee. At the option of the lenders, an additional $1.5 million of advances may be available, which if exercised would bring the total borrowing to $8 million. During October 2001 the lenders agreed to advance $185 thousand of the optional commitment. Based on current projections, the Company estimates that if the full amount of the facility is made available, it would fund the Company's cash requirements into at least the second quarter of 2002.
         The principal amount of the advances are to be repaid on the earlier of December 31, 2002 or the occurrence of an event of default as defined in the Amended Credit Facility. Interest will continue to accrue at 15% per annum.
         In consideration for the increase in the commitment, the extension of the maturity date of the Credit Facility and the forbearance of affiliates of the lenders from exercising (before October 15, 2001) the penalty and repurchase provisions of the Registration Rights Agreement or the Call Option, the lenders were granted a "Participation." The Participation provides that the lenders will be entitled to the first $10 million above the outstanding loan balance in certain future sales (other than operating revenues), security offerings or receipts of judgments or awards. The Company can, within 90 days of the date of the Amended Credit Facility, refinance these loans, if more favorable terms can be found, without paying the Participation.
         On September 17, 2001, the Company announced that SPMI had sold an option to acquire its silver refinery, antimony plant, and tailings pond at the Sunshine Mine in Kellogg, Idaho to Formation Capital Corporation ("Formation"). The initial option payment was $200 thousand. In order to maintain the option, which can be extended until June 2003, Formation may make quarterly payments, totaling an additional $2.3 million over the period. At any time, Formation may exercise its option to acquire any or all of the optioned facilities. On exercise, the option payments convert to installment payments on a note in the same amounts as scheduled for the option payments. Formation made the second scheduled quarterly option payment of $200 thousand on September 30, 2001. Formation may prepay the obligation by paying an aggregate of $1.6 million in cash (including the option payments already received) by March 2002, or a total of $2.0 million in cash by December 2002.
         The Company's strategy is to hold Pirquitas with the lowest level of possible expenditures, pending an improvement in silver prices. The Company's principal costs going forward are expected to be general and administrative, including the cost of maintaining a public company, legal and other expenses associated with a lawsuit against the Company's former auditor, cost of maintaining security at Pirquitas, and of compliance with various Argentine fiscal and mining laws.
         On February 2, 2001, SPMI received Notice that the smelter to which the Sunshine Mine shipped concentrates was closing and would no longer accept deliveries. Management sought alternatives for the production from the Sunshine Mine but was not successful in securing an economically viable alternate arrangement. As a result, SPMI notified employees that a mass lay-off of the majority of the Sunshine Mine employees would occur on February 16, 2001.
         Since the closure of the Sunshine Mine on February 16, the Company has no source of revenues, has been incurring significant costs associated with the closure of the mine, including funding severance benefits and accrued vacation liability and costs associated with its closure. Offsetting a portion of these costs have been proceeds from the liquidation of equipment at the property and the aforementioned option proceeds.
         It is expected that the reopening of the mine will require a substantial improvement in silver prices because a substantial exploration and development effort will be required. In addition, substantial equipment additions will be required to replace the equipment sold and to replace equipment removed since the decision to secure the mine was made.
         Registration Rights Agreement. Under the Plan of Reorganization, Sunshine entered into a Registration Rights Agreement with its Principal Shareholders under which the shares of new common stock issued to them are to be registered under federal securities laws. The agreement requires the filing and effectiveness of a Registration Statement within specified periods of time and other matters. In the event that certain of the commitments under such agreement are not satisfied, each of the holders has a right to provide Sunshine with written notice thereof (a "Put Notice") which would require Sunshine to pay penalties to each such holder (in cash or shares of common stock at the option of the holder), and/or in certain instances, to repurchase the securities from the holder for a "Mandatory Repurchase Price" equal to 115% of the Market Price on the date the holder acquires the right to require Sunshine to repurchase such shares. The Company does not have adequate liquidity to satisfy such a put obligation.
         The Registration Statement was not declared effective within the time frame required by the Registration Rights Agreement. The Company has not recorded any expense relative to penalties mandated by the Registration Rights Agreement, nor made any provision in its financials reflecting the potential requirement to repurchase the common stock of the Elliott Group and the Stonehill Group. The Elliott Group and the Stonehill Group agreed to forbear enforcing or exercising the penalties and the repurchase requirement as part of a refinancing of the Credit Facility. See Note 7 to the Financial Statements. The forbearance currently extends through November 30, 2001. The Registration Statement was declared effective as of November 14, 2001.
         Argentina Transaction; Call Option Agreement. Under the terms of the Plan and the Confirmation Order on the Effective Date, the capital stock of Sunshine Argentina, Inc. was cancelled and Sunshine Argentina, Inc. issued the "New Argentina Stock." Sunshine caused the incorporation and organization of Sunshine International Mining, Inc., a Delaware corporation ("International"), all of the issued and outstanding stock of which is owned by Sunshine. Sunshine contributed to the capital of International all of the New Argentina Stock such that Argentina became a wholly-owned subsidiary of International which in turn is a wholly-owned subsidiary of Sunshine. Simultaneously Sunshine, International and Argentina entered into a Call Option Agreement dated February 5, 2001, with the Elliott Group and the Stonehill Group, pursuant to which International granted (i) a contingent call option to each holder within the Elliott Group and the Stonehill Group to purchase, collectively, up to 100% of the shares of New Argentina Stock for $1 million and (ii) a first priority perfected security interest in the New Argentina Stock. Such call option(s) was granted to purchase a maximum number of shares of New Argentina Stock at a specified purchase price which option is to be reduced proportionately in the event the Elliott Group holders and/or the Stonehill Group holders sell more than 50% of their shares of New Common Stock of Sunshine received. For example, if the Elliott Group holders were to sell 55% of their shares of Sunshine Common Stock initially received, then the maximum number of New Argentina Stock that the Elliott Group holders could purchase in the aggregate upon exercise of their Call Options would be reduced by a percentage equal to (55% - 50%) x 2, or 10%. The term of each Call Option expires at the time of exercise in full of such Call Option, or if the market capitalization of Sunshine shall exceed $150,000,000 for at least 60 consecutive days or on the tenth anniversary of the Effective Date of the Plan. The Call Option becomes exercisable upon the occurrence of any one or more of nine separate events, including (i) the de-listing of the Sunshine New Common Stock from an "Approved Market," (ii) suspension of the Sunshine New Common Stock from trading on an Approved Market for at least seven consecutive calendar days, (iii) reduction in the overall market capitalization of Sunshine to less than $15,000,000 for at least fifteen consecutive calendar days, (iv) a bankruptcy proceeding occurring with respect to Sunshine or one of its subsidiaries, (v) Sunshine fails to comply with its obligations in the Call Option Agreement, and (vi) other events, including any default under the Credit Facility. The Call Option, once exercisable, may be exercised at any time by any of the holders thereof. The effect of the Call Option(s) is to potentially allow the Elliott Group holders and the Stonehill Group holders (and certain of their successors and assigns) to acquire Sunshine Argentina which in turn owns the Pirquitas Mine and other assets. Should such an event occur, Sunshine's investment in the property, carried on the balance sheet at $24,750,000, would no longer be an asset of Sunshine, nor would the assigned proven and probable reserves totaling 129.6 million ounces of silver, along with 59,000 tons of tin and 273,000 tons of zinc. The New Argentina Stock has been pledged under the Call Option Agreement under a separate Pledge Agreement to the Elliott Group holders and the Stonehill Group holders and delivered to Wells Fargo Bank Minnesota, N.A. as administrative and pledge agent. If the lenders exercise the repurchase option or fail to extend additional credit, it is likely that the Call Option would be exercisable.
         In addition, the Company's market capitalization in recent weeks has been below $15 million, the level that could trigger exercise of the Call Option. The Elliott Group and the Stonehill Group agreed to forbear exercising the Call Option before November 30, 2001 as part of a refinancing of the Credit Facility. See Note 7 to the Financial Statements.
Current Activities at the Pirquitas Mine
         In accordance with the Argentine law, the Company is required to update its Environmental Impact Report no less than once every two years. The Company completed the update and submitted it in June 2001. On November 9, 2001 the update was approved. In compliance with the terms of its operating permit, the Company continues ongoing water-quality monitoring, its community development program and other required activities.
         The Company is exploring financing arrangements for Pirquitas. Until such arrangements are finalized the Company will continue to maintain the project ready for development with all permits up to date.
Impairment Review
         As of September 30, 2001, the Company performed an impairment review of the Pirquitas Mine. The undiscounted cash flows were well in excess of the Pirquitas carrying value. Thus, no impairment writedown was necessary.
New Accounting Standards
         The Financial Standards Board issued Statement of Financial Accounting Standards NO. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August 2001. SFAS No. 144 modifies existing standards for recognizing impairment of long-lived assets and the accounting and reporting of discontinued operations. As required, the Company will adopt SFAS No. 144 in the first quarter of 2001. Adoption is not expected to have a material effect on the financial statements of the Company."

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

Operating, Investing, and Financing Activities

         Cash used in operating activities in the first nine months of 2001 was $6.6 million compared to $2.8 million for the 2000 period.
         In the first nine months of 2001, sale of property, plant and equipment provided $1.8 million of cash. Investing activities in the 2000 period included $3.9 million proceeds from sale of investment silver bullion and $1.1 million of net additions to property, plant and equipment primarily for the development of Pirquitas.
         Cash provided by financing activities in 2001 primarily consists of $4.6 million proceeds from borrowings under the DIP, Credit Facility and Amended Credit Facility.
RESULTS OF OPERATIONS

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

THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         The Company had no operating revenues in the 2001 quarter due to the closure of the Sunshine Mine on February 16, 2001. In the third quarter of 2000, the Company had $5.1 million of operating revenues solely from production from the Sunshine Mine.
         Due to the closure of the Sunshine Mine, the Company had no cost of revenues in the 2001 quarter compared to $5.4 million of cost of revenues in the third quarter of 2000.

          Property shutdown and holding costs in the current quarter consisted of approximately $465 thousand of costs incurred to secure the Sunshine Mine for shutdown. The remaining holding costs of approximately $363 thousand were primarily costs to hold the Pirquitas Mine and employee severance costs.
         During the 2001 quarter, materials and supplies inventories were written down $530 thousand due to reduced demand and prices for inventory for the mining industry.
         General and administrative costs increased $12 thousand due primarily to $244 thousand for legal and other expenses associated with the Company's lawsuit against Ernst & Young LLP, the Company's former auditor, partially offset by reductions in staff.
         In the 2001 quarter, the Company recognized a curtailment gain of $3.4 million for post retirement benefits other than pensions. See Note 9 to the Financial Statements.
         Interest and debt expense decreased $667 thousand primarily due to the cancellation of debt pursuant to the Plan.
         In the 2001 period, other income of $277 thousand was primarily due to gains from the sale of certain equipment and option payments received with regards to the sale of the silver refinery, antimony plant and tailings pond. Other, net for the 2000 quarter includes gains from the sale of certain properties.
         Reorganization items - professional fees, including pre-petition fees of counsel for the Cosponsoring Bondholders, represent the costs of legal counsel and other professionals in the preparation and solicitation of approval of the Company's Chapter 11 Plan of Reorganization and the associated financing documents.
THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS
ENDED SEPTEMBER 30, 2000
Consolidated Results of Operations:

                                                                   Predecessor and
(In thousands)                                                   Reorganized Company     Predecessor Company
                                                                  Nine Months Ended       Nine Months Ended
                                                                 September 30, 2001       September 30, 2000
-------------------------------------------------------------- ----------------------- -----------------------

Operating revenues                                                           $  2,919             $ 18,912
Costs and expenses:
   Cost of revenues                                                            (2,498)             (18,144)
   Depreciation, depletion and amortization                                        (8)                (921)
   Property closing and holding costs                                          (3,038)                   -
   Exploration                                                                      -               (1,464)
   Writedown of warehouse inventory                                              (530)                   -
   General and administrative expense                                          (2,325)              (2,887)
   Net curtailment gain on employee benefit plans                               3,421                    -
                                                               ----------------------- -----------------------
                                                                               (4,978)             (23,416)
                                                               ----------------------- -----------------------
Other income (expense)
   Interest income                                                                  9                   69
   Interest and debt expense:
      Contractual interest and debt expense                                    (1,276)              (5,537)
      Reduction attributable to bankruptcy                                        316                  439
                                                               ----------------------- -----------------------
                                                                                 (960)              (5,098)
   Mark to market loss                                                              -                 (166)
   Other, net                                                                     616                  455
                                                               ----------------------- -----------------------
                                                                                 (335)              (4,740)
                                                               ----------------------- -----------------------
Loss before reorganization items                                               (2,394)              (9,244)
Reorganization items:
   Adjust accounts to fair value                                                8,239                    -
   Professional fees                                                             (785)              (1,348)
   Interest earned while in Chapter 11                                              2                    -

                                                               ----------------------- -----------------------
Net income (loss) before extraordinary item                                    $5,062            $ (10,592)
                                                               ======================= =======================


         Consolidated operating revenues decreased approximately $16.0 million for the first nine months of 2001 compared to the 2000 period. The decrease in operating revenues primarily resulted from the closure of the Sunshine Mine on February 16, 2001.
         Cost of revenues decreased $15.6 million primarily due to the closure of the Sunshine Mine on February 16, 2001.

          Property shutdown and holding costs in the first nine months consisted of approximately $2.2 million of costs incurred to secure the Sunshine Mine for shutdown. The remaining holding costs of approximately $813 thousand were primarily costs to hold the Pirquitas Mine and employee severance costs.
         Warehouse inventory was written down $530 thousand due to reduced demand and prices for inventory for the mining industry.
         General and administrative costs decreased $562 thousand due primarily to reductions in staff, partially offset by $456 thousand for legal and other expenses associated with the Company's lawsuit against Ernst & Young LLP.
         In the 2001 period, the Company recognized a curtailment gain of $3.8 million for post retirement benefits other than pensions, partially offset by a curtailment loss of $366 thousand for pensions. See Note 9 to the Financial Statements.
         Interest and debt expense decreased $4.1 million primarily due to the cancellation of debt pursuant to the Plan.
         Mark-to-market loss on silver held for investment amounted to $166 thousand in the 2000 period. No silver was held for investment during the 2001 period.
         In the 2001 period, other income of $616 thousand was primarily due to gains from the sale of certain equipment and option payments received with regards to the sale of the silver refinery, antimony plant and tailings pond. Other, net for the 2000 period included gains from the sale of certain properties, partially offset by fees and expenses related to attempted financing transactions and asset sales.
         Reorganization items - professional fees, including pre-petition fees of counsel for the Cosponsoring Bondholders, represent the costs of legal counsel and other professionals in the preparation and solicitation of approval of the Company's Chapter 11 Plan of Reorganization and the associated financing documents.

                      SUNSHINE MINING AND REFINING COMPANY

                           PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
         None
ITEM 5.  OTHER INFORMATION
         On September 7, 2001, Registrant entered into the Second Amended and Restated Credit Agreement dated as of September 7, 2001, among Sunshine Argentina, Inc., as Borrower, Sunshine Mining and Refining Company and its subsidiaries, as Guarantors, and Hillwood Partners, LP and Stonehill Capital Management, LLC, as the Lenders. The Second Amended and Restated Credit Agreement dated September 7, 2001 (the "Amended Credit Facility") continues a basic commitment to provide funds to Registrant up to an amount of $6,500,000, but also provides for an "optional commitment" at the option of the Lenders to borrow up to an additional $1,500,000 (for a total of $8,000,000). The Amended Credit Facility provides for Lenders to participate prorata in the first $10,000,000 of proceeds received from certain specified sources in consideration of the increase in the commitment, an extension of the maturity date, and the forbearance of certain affiliates of the Lenders from exercising certain rights and remedies through November 30, 2001. Such affiliates of the Lenders waived any non-compliance of failures under as well as any right to enforce any remedial or compensatory provision under the Registration Rights Agreement or the Call Option Agreement arising out of non-compliance by the Registrant or any affiliate with the terms of such agreements for any period prior to November 30, 2001.
         On October 1, 2001, William W. Davis, President of the Registrant, resigned as an officer of the Registrant to pursue other alternatives. On October 5, 2001, the Board of Directors of Sunshine reappointed John S. Simko as President and Chief Executive Officer of Registrant in addition to his duties as Chairman of the Board. John S. Simko was President of Registrant from December 1992 through January 2001. In addition, the following individuals were elected to the offices set forth opposite their respective names below:

         NAME                 OFFICE

         M. Michael Owens     Vice President - Finance and Principal Financial
                              and Accounting Officer

         William J. Pincus    Vice President - Operations

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  10.3 Second Amended and Restated Credit Agreement dated as of September 7, 2001 among Sunshine Argentina, Inc., Borrower, and Harwood Partners, L.P. and Stonehill Capital Management LLC as Lenders.

         (b)      Reports on Form 8-K.

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

                                           SUNSHINE MINING AND REFINING COMPANY

Dated:  November 16, 2001                  By:       M. MICHAEL OWENS
                                              ----------------------------------
                                                     M. Michael Owens
                                                     Vice President-Finance

                                  EXHIBIT INDEX

Exhibit
Number        Description


10.3 Second Amended and Restated Credit Agreement dated as of September 7, 2001 among Sunshine Argentina, Inc., Borrower, and Harwood Partners, L.P. and Stonehill Capital Management LLC as Lenders.